Form 10-K
period 2019-12-31
Greenrose Acquisition Corp.
filed 2020-03-30
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2019

Commission File Number 001-39217

GREENROSE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-2845696
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1000 Woodbury Rd., Suite #212 Woodbury, NY	11797
(Address of principal executive offices)	(zip code)

(516) 346-5270

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of common stock and one redeemable warrant	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s shares of common stock were not publicly traded. Accordingly, there was no market value for the registrant’s shares of common stock on such date.

As of March 27, 2020, 21,892,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated February 10, 2020, as filed with the Securities and Exchange Commission on February 11, 2020, pursuant to Rule 424(b)(4) (SEC File No. 333-235724) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

GREENROSE ACQUISITION CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Greenrose Acquisition Corp.

We are a blank check company formed under the laws of the State of Delaware on August 26, 2019. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we are currently focusing our search for target businesses in the cannabis industry.

In August 2019, we issued an aggregate of 4,312,500 shares of our common stock (the “Founder’s Shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share, to our sponsor, Greenrose Associates LLC, a New York limited liability company (“Sponsor”).

On February 13, 2020, we consummated our initial public offering (the “IPO”) of 15,000,000 of our units (the “Public Units”). Each Public Unit consists of one share of common stock and one redeemable warrant, with each warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $150,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 300,000 units (the “Private Units”) at a price of $10.00 per Private Unit and 1,500,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $4,500,000. The Private Units and Private Warrants were sold to the Sponsor and Imperial Capital, LLC. The Private Units and Private Warrants are identical to the Public Units and warrants sold in the IPO, except that the Private Warrants and the warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

On February 14, 2020, we consummated the sale of an additional 2,250,000 Public Units that were subject to the underwriters’ over-allotment option at $10.00 per Public Unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the sale of the additional Public Units, we consummated the sale of an additional 30,000 Private Units at $10.00 per Private Unit and 150,000 Private Warrants, at a price of $1.00 per Private Warrant, generating total proceeds of $450,000. Following the closing of the over-allotment option and sale of additional Private Units and Private Warrants, an aggregate amount of $172,500,000 has been placed in the trust account established in connection with the IPO.

Transaction costs amounted to $4,419,274 consisting of $3,450,000 of underwriting fees and $969,274 of other offering costs. In addition, $1,354,414 of cash was held outside of the trust account established in connection with the IPO, which is available for the payment of offering costs and for working capital purposes.

As a result of the underwriters’ exercise of the over-allotment option in full, 562,500 of the Founder’s Shares are no longer subject to forfeiture.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated February 10, 2020, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 10, 2020, incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 1000 Woodbury Rd., Suite #212, Woodbury, NY 11797. The cost for this space is included in the $10,000 per-month fee our Sponsor, charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the Nasdaq Capital Markets (“Nasdaq”) under the symbols GNRSU, GNRS and GNRSW, respectively.

Holders

As of March 23, 2020, there were four holders of record of our units, one holder of record of our common stock and three holders of record of our warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In August 2019, we issued 4,312,500 shares of common stock to our initial stockholders for $25,000 in cash, at a purchase price of approximately $0.006 per share, in connection with our organization. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On February 13, 2020, we consummated our IPO of 15,000,000 units. Each unit consisted of one share of common stock and one redeemable warrant, with each warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $150,000,000. Imperial Capital, LLC (“Imperial Capital”) acted as sole book-running manager and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-235724) which was declared effective by the Securities and Exchange Commission on February 10, 2020.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 300,000 Private Units at a price of $10.00 per Private Unit and 1,500,000 Private Warrants, at a price of $1.00 per Private Warrant, generating total proceeds of $4,500,000. The Private Units and Private Warrants were sold to the Sponsor and Imperial Capital. The Private Units and Private Warrants are identical to the units and warrants sold in the IPO, except that the Private Warrants and the warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

On February 14, 2020, we consummated the sale of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the sale of additional units, we consummated the sale of an additional 30,000 Private Units at $10.00 per Private Unit and 150,000 Private Warrants, at a price of $1.00 per Private Warrant, generating total proceeds of $450,000. Following the closing of the over-allotment option and sale of additional Private Units, an aggregate amount of $172,500,000 has been placed in the trust account established in connection with the IPO.

Transaction costs amounted to $4,419,274, consisting of $3,450,000 of underwriting fees and $969,274 of other offering costs. In addition, $1,354,414 of cash was held outside of the trust account established in connection with the IPO and is available for the payment of offering costs and for working capital purposes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable) to complete our initial business combination. We may withdraw interest to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on August 26, 2019 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units and Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our Initial Public Offering, which was consummated on February 13, 2020.

Results of Operations

Our only activities from August 26, 2019 (inception) through December 31, 2019 were organizational activities and those necessary to consummate the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 26, 2019 (inception) through December 31, 2019, we had a net loss of $2,199, which consists of operating and formation costs.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $24,970. Until the consummation of the Initial Public Offering, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder’s Shares and advances from our Sponsor.

On February 13, 2020, we consummated our Initial Public Offering of 15,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 300,000 Private Units and 1,500,000 Private Warrants to our Sponsor and Imperial Capital and its designee, generating gross proceeds of $4,500,000.

On February 14, 2020, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 2,250,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $22,500,000. In addition, we also consummated the sale of an additional 30,000 Private Units at $10.00 per Private Unit and 150,000 Private Warrants at $1.00 per Private Warrant, generating total gross proceeds of $450,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Units and Private Warrants, a total of $172,500,000 was placed in the trust account. We incurred $4,419,274 of transaction costs, consisting of $3,450,000 of underwriting fees and $969,274 of other offering costs.

We intend to use substantially all of the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including a fee payable to Imperial Capital, upon consummation of our initial business combination for assisting us in connection with our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of notes may be convertible into Private Units, at a price of $10.00 per Private Unit, and/or Private Warrants, at a price of $1.00 per Private Warrant. The units and warrants would be identical to the Private Units and Private Warrants sold in the Private Placement. On March 26, 2020, we issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note is non-interest bearing and payable upon the consummation of a Business Combination. Up to $1,000,000 of such loans may be convertible into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the Private Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on February 13, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
William Harley III	56	Chief Executive Officer, Director
Paul Wimer	55	President and Chief Operating Officer
Jeffrey Stegner	63	Chief Financial Officer
Daniel Harley	55	Executive Vice President, Business Development, Director
Brendan Sheehan	49	Executive Vice President, Corporate Strategy and Investor Relations, Director
Steven Cummings	56	Director
John Falcon	71	Chairman
Thomas Megale	60	Director
John Torrance, III	44	Director

William (Mickey) Harley III has served as our Chief Executive Officer and Director since our inception. Mr. Harley has over 30 years of experience in agriculture, real estate and finance. Mr. Harley currently serves as a managing member of our sponsor. From 2012 through 2018 Mr. Harley served as President of Bhavanna Berries LLC, a vertically integrated branded organic blueberry business located on the North Fork of Long Island. From 2010 to 2012, Mr. Harley was the Chief Executive Officer of National Pecan Company, which became the largest, vertically integrated pecan company in the world, and was later acquired by Diamond Foods, Inc. in 2017. Since 2011, Mr. Harley has been the Managing Member and majority owner of The Arsenal Group, which is involved in the acquisition, remediation and redevelopment of a “brownfield” industrial real estate project. In 2012, HRK Holdings, LLC and HRK Industries, LLC, entities partially owned by The Arsenal Group, both filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Middle District of Florida and emerged from bankruptcy protection in 2017. Prior to these endeavors Mr. Harley spent nearly twenty years in asset management. Mr. Harley holds a Master’s Degree in Public and Private Management from Yale University’s School of Management and received a BS degree in Chemical Engineering and a BA in Economics from Yale University.

We believe Mr. Harley is well-qualified to serve as a member of the board due to his agriculture and business experience, as well as his contacts and relationships.

Paul Wimer has served as our President and Chief Operating Officer since our inception. Since 2017 Mr. Wimer has served as the Chief Experience & Strategy Officer of Tivity Health, Inc., a publicly traded health and wellness company, where he is responsible for the company’s innovation, product management, digital marketing, business development, corporate development and call center operations. From 2010 through 2017 he served as a Senior Principal of Clareo Inc., a management consulting firm where he was responsible for business development, client management and project delivery. From 2010 to present he serves as the founder of Aspen Lane LLC, a strategic grow advisory firm. Mr. Wimer holds a BS in Chemical Engineering from Yale University and a Master of Business Administration from Harvard University.

Jeffrey Stegner has served as our Chief Financial Officer since our inception. Mr. Stegner has over 30 years of experience in the finance industry. From July 1988 through August 2019, Mr. Stegner worked as a banker at Citigroup Inc., most recently as a Director and Senior Credit Officer, where he was tasked with oversight of commercial loans and determining their risks. From January 1986 through July 1988, Mr. Stegner was a Banker, Account Executive for the Bank of Nova Scotia and between June 1978 and January 1986 he worked as a licensed engineer. Mr. Stegner holds a Master of Business Administration in Banking, Finance and Investments from Hofstra University and a BS in Civil/Structural Engineering from New York University.

Daniel Harley has served as our Executive Vice President, Business Development and a Director since our inception. Mr. Harley has over 25 years of investment experience, having invested in private and public companies both domestically and internationally. He currently serves as a managing member of our sponsor. From 2016 through 2018 he served as a Portfolio Manager at Narmo Capital Management, a Saudi family office based out of Bahrain, where he was responsible for the concept, formation and launch of a global event driven fund. From 2010 through 2016 he was the Founder, Principal and Portfolio Manager of Unqua Capital Management (and its predecessor Bannon Alternative Strategies). Mr. Harley began his career as an associate investment banker at Ryan Beck & Associates from 1991 through 1993 where he participated in a full range of investment banking and corporate services. From 1993 through 1998 he worked at Allen & Company Inc. as an OTC Market Maker trading in post-bankruptcy equities and warrants, and then managed the company’s special situations fund. In 1999 he joined his brother, Mickey Harley, our Chief Executive Officer to form HBV Alternative Strategies and its successor companies, where he helped grow assets from $5 million to a peak of over $1.3 billion. Mr. Harley received a Master of Business Administration in Finance from St. Joseph’s University and a BS in Biology from the University of Delaware.

We believe Mr. Harley is well-qualified to serve as a member of the board due to his business experience, as well as his contacts and relationships.

Brendan Sheehan has served as our Executive Vice President, Corporate Strategy and Investor Relations and a Director since our inception. Mr. Sheehan has over 25 years of experience in business development, sales and operations in the finance, technology and healthcare industries. He currently serves as a managing member of our sponsor. Mr. Sheehan has an extensive network of family offices and high net-worth individuals with whom he has raised funds for the cannabis industry. Since 2015 he has served as the founder of Greenrose Associates, an executive recruiter for hedge funds and fintech firms as well as for companies in the cannabis industry. Between 2010 and 2014 he served as a bond broker at Tullet Prebon (now part of TP ICAP plc) and prior to that served in similar positions with leading firms such as Tradition Securities and Futures and GFI Group. Mr. Sheehan began his finance career as a hedge fund analyst at Mellon HBV, specializing in distressed asset evaluations. Mr. Sheehan received a Master of Business Administration from New York University and a BA from Yale University.

We believe Mr. Sheehan is well-qualified to serve as a member of the board due to his business experience, as well as his contacts and relationships.

Steven Cummings has served as a member of our Board of Directors since October 2019. Since 2017 Mr. Cummings has served as the Vice President of Business Development Munitions and Government of Day & Zimmermann, a privately held company in the fields of construction, engineering, staffing and ammunition manufacture, operating out of 150 locations worldwide. From 2016 through 2017, Mr. Cummings was the President of Chemring Group US, and a member of its United States board of directors, and Chemring Sensors and Electronic Systems. In this capacity, Mr. Cummings had profit and loss responsibility for Chemring’s wide range of critical and lifesaving chemical, biological, and improvised explosive device (IED) detection systems. Beginning in 2015, Mr. Cummings was the Chemring Group Vice President of Global Business Development and prior to that, Vice President of Business Development for North America responsible for customer relations and growing the business. Prior to entering private industry, Mr. Cummings had a distinguished 28-year career in the US Army retiring at the rank of Colonel. Mr. Cummings served in a number of significant Army leadership positions including Project Manager Close Combat Systems at PEO Ammunition, where he was responsible for procurement and management of more than 200 ammunition items and counter-IED equipment. He also personally led the training teams that were fielding that equipment in Afghanistan in 2011. Mr. Cummings holds multiple educational degrees, including a BS from the US Military Academy at West Point, a Master of Business Administration from Clemson University and a Master’s Degree in Strategic Studies from the US Army War College. Mr. Cummings’ military awards include the Defense Superior Service Medal, two awards of the Legion of Merit, the Bronze Star for service in Afghanistan, the Army Staff Identification Badge and Airborne wings.

We believe Mr. Cummings is well-qualified to serve as a member of the board due to his business experience serving in prominent leadership roles in both the private and public sectors as well as his business contacts.

John (Jack) Falcon has served as our Chairman since October 2019. He has over 40 years of experience working with manufacturing and automotive industries and has helped turn around numerous underperforming companies. From 2014 to 2017 Mr. Falcon served as the President & Chief Executive Officer of U.S. Manufacturing Corporation, a provider of critical axle components with approximately $400M of revenue and 1,500 employees. During his time at U.S. Manufacturing, Mr. Falcon oversaw the reorganization of the company and prepared it for a sale. From 2011 through 2017, Mr. Falcon has also served as the Chairman, President and Chief Executive Officer of JAC Products Inc., a global leader of roof racking systems with approximately $400M of revenue and 1,250 employees. At JAC Products Mr. Falcon took the company’s business from a deficit to achieving record margins and assisted in the sale of the company in 2016. From 2009 through 2010, he served as the Chairman, President, Chief Operating Officer and Co-Founder of Bannon Automotive, one of the world’s premiere sellers of electric cars. Mr. Falcon was instrumental in all aspects of technical and operational activities, including the sale of the company to a large Indian multinational corporation. Mr. Falcon has served on the board of directors of several public and private companies, including Huntingdon International Holdings and Shiloh Industries, both of which are traded on Nasdaq and currently serves on the board of directors of Beacon and Bridges, a private company and is a member of the operations group of Center Rock Capital Partners, LP, a private equity firm. Mr. Falcon earned his BA from Muskingum College, where he majored in Communications and minored in Economics.

We believe Mr. Falcon is well-qualified to serve as a member of our board of directors due to his business experience as well as business contacts and relationships.

Thomas Megale has served as a member of our Board of Directors since October 2019. He has over 30 years of experience as a Certified Public Accountant. Since 1996, Mr. Megale has been the owner and managing member of TJ Megale CPA PLLC, where he has advised both individuals and private companies on tax planning and compliance. From 1986 through 2006, Mr. Megale was a partner at the accounting firm of Abbate + Megale, Certified Public Accountants, LLP. Mr. Megale received his BS from the School of Management of Boston College and has been a Certified Public Accountant licensed in the State of New York since 1985.

We believe Mr. Megale is well-qualified to serve as a member of the board due to his accounting experience as well as his business contacts.

John Torrance, III has served as a member of our Board of Directors since October 2019. He has over 20 years of experience in the specialty chemical and alternative energy sectors. Since 2016, Mr. Torrance has been working for Element Solutions (formerly Platform Specialty Products) a publicly held corporation serving the consumer electronics, automotive, graphic solutions & offshore drilling industries with proprietary specialty chemicals and application expertise. Mr. Torrance is currently the Vice President of Supply Chain of North & South America leading the integration of 5 legacy businesses with 12 plants in the US, Canada, Mexico & Brazil. Prior to his role at Element Solutions, Mr. Torrance spent 15 years with increasing levels of responsibility in Operations and Manufacturing for an alternative energy start-up Proton Onsite. He spent time designing, building and outfitting the company’s turnkey global headquarters in Wallingford, CT while also developing the business processes and software systems to support late stage commercialization of their patented Polymer Exchange Membrane (PEM) based technology. The company was founded in 1996 and grew to the global leader in onsite hydrogen generation for commercial & industrial markets and oxygen generation for military & aerospace applications. Mr. Torrance has a B.S. in Chemical Engineering from Bucknell University while also studying abroad at the University of Nottingham.

We believe Mr. Torrance is well-qualified to serve as a member of our board of directors due to his business experience as well as business contacts and relationships.

Director Independence

Our board has determined that each of Steven Cummings, John Falcon, Thomas Megale and John Torrance is an “independent director” under the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective February 13, 2020, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Steven Cummings, John Falcon and John Torrance, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that John Falcon qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective February 13, 2020, we established a nominating committee of the board of directors, which consists Steven Cummings, John Falcon and John Torrance, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective February 13, 2020, we established a compensation committee of the board of directors, which consists of John Falcon, John Torrance and Thomas Megale, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

Effective February 13, 2020, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Until consummation of an initial business combination, we will pay our Sponsor, an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide any of our officers or directors with compensation in lieu of a salary. We may also pay consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination. They will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants, or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Units or Private Warrants as the warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares

William F. Harley III	0	(2)	0
Daniel Harley	0	(2)	0
Brendan Sheehan	0	(2)	0
Paul Wimer	0	(3)	0
Jeffrey Stegner	0	(3)	0
Steven Cummings	0	(3)	0
Thomas Megale	0		0
John Falcon	0	(3)	0
John Torrance, III	0	(3)	0
Greenrose Associates LLC	4,532,500	(4)	20.7
All directors and executive officers as a group (nine individuals)	4,532,500		20.7%

(1)	Unless otherwise indicated, the business address of each of the individuals is 1000 Woodbury Rd., Suite #212, Woodbury, NY 11797.
(2)	Does not include any securities held by Greenrose Associates LLC, of which each person is a manager and member. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual of the committee exercises voting or dipositive control over any of the securities held by such entity, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(3)	Does not include any securities held by Greenrose Associates LLC, of which each person is directly or indirectly a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(4)	Does not include securities issuable upon exercise of the Note in the principal amount of $1,000,000, which may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant.

All of the Founder’s Shares outstanding prior to the IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the Founder’s Shares.

Our executive officers and Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated February 13, 2020, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal period ended December 31, 2019, fees for our independent registered public accounting firm were $23,526 for the services they performed in connection with our IPO.

Audit-Related Fees

During the fiscal period ended December 31, 2019, our independent registered public accounting firm did not render assurance related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal period ended December 31, 2019, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal period ended December 31, 2019, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Because our audit committee was not formed until February 13, 2020, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
4.1	Specimen Unit Certificate.**
4.2	Specimen Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholder, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.*
10.3	Registration Rights Agreement*
10.4	Promissory Note in the principal amount of $1,000,000 dated March 26, 2020.
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2020
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-235724).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2020.

GREENROSE ACQUISITION CORP.

By:	/s/ William F. Harley III
Name:	William F. Harley III
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William F. Harley III	Chief Executive Officer and Director	March 30, 2020
William F. Harley III	(Principal Executive Officer)

/s/ Paul Wimer	President and Chief Operating Officer	March 30, 2020
Paul Wimer

/s/ Jeffrey Stegner	Chief Financial Officer	March 30, 2020
Jeffrey Stegner	(Principal Financial and Accounting Officer)

/s/ Daniel Harley	Executive Vice President - Business Development and Director	March 30, 2020
Daniel Harley

/s/ Brendan Sheehan	Executive Vice President – Corporate Strategy and Investor	March 30, 2020
Brendan Sheehan	Relations and Director

/s/ Steven Cummings	Director	March 30, 2020
Steven Cummings

/s/ John Falcon	Chairman	March 30, 2020
John Falcon

/s/ Thomas Megale	Director	March 30, 2020
Thomas Megale

/s/ John Torrance, III	Director	March 30, 2020
John Torrance, III

GREENROSE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of
Greenrose Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Greenrose Acquisition Corp. (the “Company”) as of December 31, 2019, the related statements of operations, changes in stockholder’s equity and cash flows for the period from August 26, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period from August 26, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2019.

New York, NY
March 30, 2020

GREENROSE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2019

ASSETS
Current assets
Cash	$24,970
Prepaid expenses	28,872
Total Current Assets	53,842

Deferred offering costs	603,833
TOTAL ASSETS	$657,675

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued offering costs	$3,508
Advances from related party	631,366
Total Current Liabilities	634,874

Commitments

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 70,000,000 shares authorized; 4,312,500 shares issued and outstanding(1)	431
Additional paid-in capital	24,569
Accumulated deficit	(2,199)
Total Stockholder’s Equity	22,801
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$657,675

(1)	Included up to 562,500 shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the financial statements.

GREENROSE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 26, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Formation and operating costs	$2,199

Net loss	$(2,199)

Weighted average shares outstanding, basic and diluted (1)	3,750,000

Basic and diluted net loss per common share	$(0.00)

(1)	Excluded up to 562,500 shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the financial statements.

GREENROSE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM AUGUST 26, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – August 26, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock par value $0.0001 to Sponsor(1)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(2,199)	(2,199)

Balance – December 31, 2019	4,312,500	$431	$24,569	$(2,199)	$22,801

(1)	Included up to 562,500 shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the financial statements.

GREENROSE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 26, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Cash Flows from Operating Activities:
Net loss	$(2,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(28,872)
Net cash used in operating activities	(31,071)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Advances from related party	631,366
Payment of offering costs	(600,325)
Net cash provided by financing activities	56,041

Net Change in Cash	24,970
Cash – August 26, 2019 (inception)	—
Cash – Ending	$24,970

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$3,508

The accompanying notes are an integral part of the financial statements.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Note 1 — Description of Organization and Business Operations

Greenrose Acquisition Corp (the “Company”) was incorporated in Delaware on August 26, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the cannabis industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from August 26, 2019 (inception) through December 31, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2020. On February 13, 2020, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $150,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 300,000 units (the “Private Units”) and 1,500,000 warrants (the “Private Warrants” and, together with the Private Units, the “Private Securities”) at a price of $10.00 per Private Unit and $1.00 per Private Warrant in a private placement to Greenrose Associates LLC (the “Sponsor”) and Imperial Capital, LLC (“Imperial”), generating gross proceeds of $4,500,000, which is described in Note 4.

Following the closing of the Initial Public Offering on February 13, 2020, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Securities was placed in a trust account (the “Trust Account”) located in the United States, which will be only invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

On February 14, 2020, the underwriters notified the Company of their intention to exercise their over-allotment option in full. As such, on February 14, 2020, the Company consummated the sale of an additional 2,250,000 Units, at $10.00 per Unit, and the sale of an additional 30,000 Private Units, at $10.00 per Private Unit, and 150,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $22,950,000. A total of $22,500,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $172,500,000.

Transaction costs amounted to $4,419,274 consisting of $3,450,000 of underwriting fees and $969,274 of other offering costs. In addition, $1,354,414 of cash was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Securities, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and Imperial have agreed to vote their Founder’s Shares (as defined in Note 5), Private Shares (as defined in Note 4), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

The Sponsor and Imperial have agreed (a) to waive their redemption rights with respect to their Founder’s Shares, Private Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder’s Shares and Private Shares if the Company fails to consummate a Business Combination, and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until August 13, 2021 (subject to its right to extend the period of time to consummate a Business Combination for up to an additional three months if the Sponsor agrees to deposit $569,250 in the Trust Account for each one month extension) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, none of the Company’s officers or directors, the Sponsor, Imperial or their respective officers, directors, shareholder or members (collectively, the “Insiders”) will be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Insiders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed immaterial as of December 31, 2019.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At December 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Imperial purchased an aggregate of 300,000 Private Units at a price of $10.00 per Private Unit and 1,500,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $4,500,000. The Sponsor purchased 200,000 Private Units and 1,000,000 Private Warrants and Imperial purchased 100,000 Private Units and 500,000 Private Warrants. As a result of the underwriters’ election to fully exercise their over-allotment option on February 14, 2020, the Sponsor and Imperial purchased an additional 30,000 Private Units, at a purchase price of $10.00 per Private Unit, and 150,000 Private Warrants, at a purchase price of $1.00 per Private Warrant, for an aggregate purchase price of $450,000. Each Private Unit consists of one share of common stock (“Private Share”) and one warrant. Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Securities were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Securities will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Shares will expire worthless.

Note 5 — Related Party Transactions

Founder’s Shares

In August 2019, the Sponsor purchased 4,312,500 shares (the “Founder’s Shares”) of the Company’s common stock for an aggregate price of $25,000. The Founder’s Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares underlying the Private Securities). On February 14, 2020, as a result of the underwriters’ election to fully exercise their over-allotment option, 562,500 Founder’s Shares are no longer subject to forfeiture.

The Sponsor has agreed that, subject to certain limited exceptions, it will not transfer, assign or sell any of the Founder’s Shares until (i) with respect to 50% of the Founder’s Shares, for a period ending on the earlier of the one-year anniversary of the date of the consummation of the Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period following the consummation of the Business Combination and (ii) with respect to the remaining 50% of the Founder’s Shares, for a period ending on the one-year anniversary of the date of the consummation of the Business Combination, or earlier if, subsequent to the Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. The limited exceptions include transfers, assignments or sales (i) to the Company’s or Sponsor’s officers, directors, consultants or their affiliates, (ii) to an entity’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to the Company for no value for cancellation in connection with the consummation of a Business Combination, or (vii) in connection with the consummation of a Business Combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with the Company’s prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions.

In addition, the Sponsor has agreed not to sell, transfer, pledge, hypothecate or otherwise dispose of all or any part of the Founder’s Shares unless, prior to (a) a registration statement on the appropriate form under the Securities Act and applicable state securities laws with respect to the Founder’s Shares proposed to be transferred shall then be effective or (b) the Company has received an opinion from counsel reasonably satisfactory to the Company, that such registration is not required because such transaction is exempt from registration under the Securities Act and the rules promulgated by the SEC thereunder and with all applicable state securities laws.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Advances — Related Party

Since our inception, the Sponsor has advanced an aggregate of $631,366 on the Company’s behalf to cover certain expenses (the “Advances”). The Advances are non-interest bearing and due on demand. At December 31, 2019, advances of $631,366 were outstanding. Total advances of $796,119 were repaid on March 9, 2020.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be convertible into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the Private Warrants.

On March 26, 2020, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note is non-interest bearing and payable upon the consummation of a Business Combination. Up to $1,000,000 of such loans may be convertible into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the Private Warrants.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the February 10, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.

Note 6 — Commitments

Registration Rights

Pursuant to a registration rights agreement entered into on February 11, 2020, the holders of the Founder’s Shares, Private Units, Private Warrants, and any units or warrants that may be issued upon conversion of Working Capital Loans (and all underlying securities) are entitled to registration rights. The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder’s Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder’s Shares are to be released from escrow. The holders of a majority of the Private Units or units issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time commencing after the Company consummates a Business Combination. Notwithstanding anything to the contrary, Imperial may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that Imperial may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 30-day option to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 14, 2020, the underwriters fully exercised their over-allotment option to purchase an additional 2,250,000 Units at $10.00 per Unit.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate.

The underwriting agreement provides that in the event the Company completes a financing transaction similar to the Initial Public Offering or Business Combination, or enters into a statement or letter of intent that results in such a transaction, within 18 months following its termination, Imperial shall be entitled to receive any expense reimbursement due to it along with payment in full of its applicable fee of either (i) 2% of the gross proceeds of the offering, of which 1% will be in cash and 1% will be in equity of the Company for a financing transaction, or (ii) an amount equal to 5% of the face amount of any equity securities and 3% of the face amount of any debt sold or arranged as part of the Business Combination (exclusive of any applicable finders’ fees which might become payable). Additionally, Imperial has the right to act as a book-runner and managing underwriter for all underwritten follow-on offerings for 18 months following completion of this offering and the right to approve any co-lead managing underwriter or co-book runner.

Business Combination Marketing Agreement

The Company has engaged Imperial as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Imperial a cash fee for such services upon the consummation of a Business Combination in an amount equal to 4.5% of the gross proceeds of Initial Public Offering, or $7,762,500 (exclusive of any applicable finders’ fees which might become payable); provided that up to 20% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating a Business Combination.

Additionally, the Company has agreed to pay Imperial a cash fee for assisting it in obtaining financing for the Business Combination in an amount equal to 5% of the face amount of any equity securities and 3% of the face amount of any debt sold or arranged as part of the Business Combination (exclusive of any applicable finders’ fees which might become payable).

Note 7 — Stockholders’ Equity

Preferred Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 70,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2019, there were 4,312,500 shares of common stock issued and outstanding, of which an aggregate of up to 562,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares underlying the Private Securities). On February 14, 2020, in connection with the underwriters’ exercise of the over-allotment option in full, 562,500 Founder’s Shares are no longer subject to forfeiture.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to our sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummated an initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.