Form 10-Q
period 2020-09-30
Greenrose Acquisition Corp.
filed 2020-11-13
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39217

GREENROSE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-2845696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Broadway

Amityville, NY 11701

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

As of November 13, 2020, 21,892,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

GREENROSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GREENROSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$769,251	$24,970
Prepaid expenses	35,171	28,872
Total Current Assets	804,422	53,842

Deferred offering costs	—	603,833
Marketable securities held in Trust Account	173,652,225	—
TOTAL ASSETS	$174,456,647	$657,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$235,998	$—
Accrued offering costs	—	3,508
Income taxes payable	35,746	—
Advances from related party	—	631,366
Total Current Liabilities	271,734	634,874

Convertible promissory note – related party	1,000,000	—
TOTAL LIABILITIES	1,271,734	634,874

Commitments

Common stock subject to possible redemption 16,724,786 and no shares at redemption value at September 30, 2020 and December 31, 2019, respectively	168,184,912	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 70,000,000 shares authorized; 5,167,714 and 4,312,500 shares issued and outstanding (excluding 16,724,786 and no shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively (1)	517	431
Additional paid-in capital	4,870,297	24,569
Retained earnings (accumulated deficit)	129,187	(2,199)
Total Stockholders’ Equity	5,000,001	22,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,456,647	$657,675

(1)	Share count at December 31, 2019 included up to 562,500 shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENROSE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from August 26, 2019 (Inception) Through September 30,
	2020	2020	2019
Operating and formation costs	$436,062	$985,093	$1,623
Loss from operations	(436,062)	(985,093)	(1,623)

Other income:
Interest earned on marketable securities held in Trust Account	4,377	1,152,225	—

(Loss) income before income taxes	(431,685)	167,132	—
Benefit from (provision for) income taxes	90,338	(35,746)	—
Net (loss) income	$(341,347)	$131,386	$(1,623)

Weighted average shares outstanding, basic and diluted (1)	5,131,227	4,984,555	3,750,000

Basic and diluted net loss per common share (2)	$(0.07)	$(0.16)	$(0.00)

(1)	Excludes an aggregate of 16,724,786 shares subject to possible redemption at September 30, 2020 and an aggregate of 562,500 shares that were subject to forfeiture at September 30, 2019.
(2)	Excludes interest income of $4,244 and $908,054 attributable to shares subject to possible redemption for the three and nine months ended September 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENROSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

			Additional	Retained Earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2020	4,312,500	$431	$24,569	$(2,199)	$22,801

Sale of 17,250,000 Units, net of underwriting discount and offering expenses	17,250,000	1,725	168,079,001	—	168,080,726

Sale of 330,000 Private Units	330,000	33	3,299,967	—	3,300,000

Sale of 1,650,000 Private Warrants	—	—	1,650,000	—	1,650,000

Common stock subject to possible redemption	(16,784,295)	(1,678)	(168,706,578)	—	(168,708,256)

Net income	—	—	—	654,736	654,736

Balance – March 31, 2020	5,108,205	$511	4,346,959	652,537	5,000,007

Change in value of common stock subject to possible redemption	23,022	2	181,997	—	181,999

Net loss	—	—	—	(182,003)	(182,003)

Balance – June 30, 2020	5,131,227	$513	$4,528,956	$470,534	$5,000,003

Change in value of common stock subject to possible redemption	36,487	4	341,341	—	341,345

Net loss	—	—	—	(341,347)	(341,347)

Balance – September 30, 2020	5,167,714	$517	$4,870,297	$129,187	$5,000,001

FOR THE PERIOD FROM AUGUST 26, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(UNAUDITED)

	Common Stock		Additional Paid	Accumulated	Total Stockholder’s
	Shares	Amount	in Capital	Deficit	Equity
Balance – August 26, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock, par value $0.0001 to Sponsor(1)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(1,623)	(1,623)

Balance – September 30, 2019	4,312,500	$431	$24,569	$(1,623)	$23,377

(1)	Includes 562,500 shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENROSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from August 26, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$131,386	$(1,623)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,152,225)	—
Changes in operating assets and liabilities:
Prepaid expenses	(6,299)	—
Accrued expenses	235,988	—
Income taxes payable	35,746	—
Net cash used in operating activities	(755,404)	(1,623)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	25,000
Proceeds from sale of Private Units	3,300,000	—
Proceeds from sale of Private Warrants	1,650,000	—
Advances from related party	164,753	139,665
Repayment of advances from related party	(796,119)	—
Proceeds from convertible promissory note – related party	1,000,000	—
Payment of offering costs	(368,949)	(138,042)
Net cash provided by financing activities	173,999,685	26,623

Net Change in Cash	744,281	25,000
Cash – Beginning of period	24,970	—
Cash – End of period	$769,251	$25,000

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$168,052,990	$—
Change in value of common stock subject to possible redemption	$131,922	$—
Offering costs included in accrued offering costs	$—	$3,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company or companies for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $4,419,274 consisting of $3,450,000 of underwriting fees and $969,274 of other offering costs. In addition, at September 30,2020, cash of $769,251 was held outside of the Trust Account and is available for working capital purposes.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. At September 30, 2019, weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,230,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from August 26, 2019 (Inception) Through September 30,
	2020	2020	2019
Net (loss) income	$(341,347)	$131,386	$1,623
Less: Income attributable to common stock subject to possible redemption	(4,244)	(908,054)	—
Adjusted net loss	$(345,591)	$(776,668)	$(1,623)

Weighted average shares outstanding, basic and diluted	5,131,227	4,984,555	3,750,000

Basic and diluted net loss per common share	$(0.07)	$(0.16)	$(0.00)

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the February 10, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred and paid $30,000 and $80,000, respectively, in fees for these services.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Underwriting Agreement

The Initial Public Offering underwriting agreement provides that in the event the Company completes a financing transaction similar to the Initial Public Offering or Business Combination, or enters into a statement or letter of intent that results in such a transaction, within 18 months following its termination, Imperial shall be entitled to receive any expense reimbursement due to it along with payment in full of its applicable fee of either (i) 2% of the gross proceeds of the offering, of which 1% will be in cash and 1% will be in equity of the Company for a financing transaction, or (ii) an amount equal to 5% of the face amount of any equity securities and 3% of the face amount of any debt sold or arranged as part of the Business Combination (exclusive of any applicable finders’ fees which might become payable). Additionally, Imperial has the right to act as a book-runner and managing underwriter for all underwritten follow-on offerings for 18 months following completion of the Initial Public Offering and the right to approve any co-lead managing underwriter or co-book runner.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 7 — Stockholders’ Equity

Preferred Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 70,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 5,167,714 and 4,312,500 shares of common stock issued and outstanding, excluding 16,724,786 and no shares of common stock subject to possible redemption, respectively.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$173,652,225

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

Results of Operations

Our only activities from August 26, 2019 (inception) through September 30, 2020 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of $341,347, which consists of operating costs of $436,062, offset by interest income on marketable securities held in the Trust Account of $4,377 and an income tax benefit of $90,338.

For the nine months ended September 30, 2020, we had net income of $131,386, which consists of interest income on marketable securities held in the Trust Account of $1,152,225, offset by operating costs of $985,093 and a provision for income taxes of $35,746.

For the period from August 26, 2019 (inception) through September 30, 2019 we had a net loss of $1,623 which consists of operating and formation costs.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $173,652,225 (including approximately $1,152,000 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For the nine months September 30, 2020, cash used in operating activities was $755,404. Net income of $131,386 was affected by interest earned on marketable securities held in the Trust Account of $1,152,225. Changes in operating assets and liabilities provided $265,435 of cash for operating activities.

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

As of September 30, 2020, we had cash of $769,251. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of notes may be convertible into Private Units, at a price of $10.00 per Private Unit, and/or Private Warrants, at a price of $1.00 per Private Warrant. The units and warrants would be identical to the Private Units and Private Warrants sold in the Private Placement. On March 26, 2020, we issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note is non-interest bearing and payable upon the consummation of a Business Combination. The Note may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the Private Warrants.

We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Initial Public Offering underwriting agreement provides that in the event we complete a financing transaction similar to the Initial Public Offering or Business Combination, or enter into a statement or letter of intent that results in such a transaction, within 18 months following its termination, Imperial shall be entitled to receive any expense reimbursement due to it along with payment in full of its applicable fee of either (i) 2% of the gross proceeds of the offering, of which 1% will be in cash and 1% will be in equity of the Company for a financing transaction, or (ii) an amount equal to 5% of the face amount of any equity securities and 3% of the face amount of any debt sold or arranged as part of the Business Combination (exclusive of any applicable finders’ fees which might become payable). Additionally, Imperial has the right to act as a book-runner and managing underwriter for all underwritten follow-on offerings for 18 months following completion of the Initial Public Offering and the right to approve any co-lead managing underwriter or co-book runner.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. Treasury securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and Imperial consummated the private placement of an aggregate of 300,000 Units at a price of $10.00 per Private Unit, and 1,500,000 warrants at a price of $1.00 per Private Warrant, generating total proceeds of $4,500,000. Each Private Unit consists of one share of common stock (“Private Share”) and one warrant (“Private Warrant”). Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

GREENROSE ACQUISITION CORP.

Date: November 13, 2020	By:	/s/ William F. Harley III
	Name:	William F. Harley III
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Jeffrey Stegner
	Name:	Jeffrey Stegner
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)