Form 10-K/A
period 2020-12-31
Greenrose Acquisition Corp.
filed 2021-05-27
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Greenrose Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021, or the Original Filing, to restate our consolidated financial statements for the period ended December 31, 2020. We are also restating the financial statements as of February 13, 2020; and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Original Financial Statements”) in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Warrant Accounting Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Warrant Accounting Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Warrant Accounting Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the SEC Warrant Accounting Statement, subsequent to the filing of the Original Filing (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement on our financial statements).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Filing, the Company classified as equity instruments the (i) private placement warrants issued in connection with the Company’s initial public offering and (ii) the convertible component of the convertible promissory notes – related party. Upon further consideration of the rules and guidance, management of the Company concluded that the private placement warrants and the convertible component of the convertible promissory note (collectively, the “Derivative Instruments”) are precluded from equity classification. As a result, the Derivative Instruments should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 14, 2021, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”), after consultation with management and a discussion with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accounting Firm”), concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error. The Company’s accounting for the Derivative Instruments as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

Internal Control and Disclosure Controls Consideration

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal controls over financial reporting solely related to the accounting for warrants as described above.  For more information, see Item 9A included in this Annual Report on Form 10-K.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement, and updated for the entering into of material definitive agreements with four companies as of March 12, 2021. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Business
●	Part I – Item 1A. Risk Factors.
●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II – Item 8. Financial Statements and Supplementary Data.
●	Part II – Item 9A. Controls and Procedures.
●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. This Amendment does not reflect adjustments for events occurring after March 11, 2021, the date of the filing of the Original Filing, except for items discussed in Note 11 – Subsequent Events of the financial statements included herein and except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing, including Current Reports on Form 8-K filed on March 18, 2021 and May 18, 2021, respectively, by the Company with the SEC and all of the Company’s filings after the date hereof.

GREENROSE ACQUISITION CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K/A (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Greenrose Acquisition Corp.

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

Initial Business Combination

The Mergers and Asset Purchase

On March 12, 2021 the Company entered into definitive agreements to acquire the following four cannabis companies:

●	the Agreement and Plan of Merger by and among Greenrose, GNRS NV Merger Sub, Inc., Shango Holdings, Inc. and Gary Rexroad as the Selling Securityholders’ Representative dated as of March 12, 2021 (the “Shango Merger Agreement”);

●	the Agreement and Plan of Merger by and among Greenrose, GNRS CT Merger Sub, LLC, Theraplant, LLC acting by and through its Steering Committee and Shareholder Representative Services LLC as the Selling Securityholders’ Representative dated as of March 12, 2021 (the “Theraplant Merger Agreement”);

●	the Asset Purchase Agreement by and among Greenrose, True Harvest Holdings, Inc. and True Harvest, LLC dated as of March 12, 2021 (the “Asset Purchase Agreement”); and

●	the Agreement and Plan of Merger by and among Greenrose, Futureworks Holdings, Inc., and Futureworks LLC dated as of March 12, 2021 (“Futureworks Merger Agreement”).

Each of the Shango Merger Agreement, the Theraplant Merger Agreement, the Asset Purchase Agreement and the Futureworks Merger Agreement and related agreements are further described in Note 11 - Subsequent Events and the Form 8-K filed by the Company on March 18, 2021.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our private warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 1,980,000 private warrants and our convertible promissory note, and determined to classify the warrants as derivative liabilities measured at fair value, and bifurcate the derivative component of the obligation, with changes in fair value each period reported in earnings.

As a result, included in our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our private warrants and our convertible note. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize noncash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). We are also restating the financial statements as of February 13, 2020; and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020. See “Our private warrants are accounted for as liabilities and the changes in value of our private warrants could have a material effect on our statement reporting.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness, referred to in the preceding risk factor, the Restatement, the change in accounting for the private warrants, and other matters raised or that may in the future be raised relating to any material weakness, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such potential claim, litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the notes to the financial statements included herein. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Amendment.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Derivative Instruments as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated them. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our accompanying financial statements and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the private warrants as liabilities at their fair value and adjust the warrant instrument and embedded conversion feature in our convertible notes payable to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had net loss of $1,609,783 which consists of operating costs of $1,598,581, a decrease in the fair value of private warrants liability of 574,200, decrease in the fair value of the convertible promissory note of 320,721, and interest expense of $272,884 offset by interest income on marketable securities held in the Trust Account of $1,156,603.

For the nine months ended September 30, 2020, we had net income of $1,178,558, which consists of an increase in the fair value of private warrants liability of 930,600, an increase in the fair value of the convertible promissory note of 299,794, interest income on marketable securities held in the Trust Account of $1,152,225, offset by operating costs of $985,093, a provision for income taxes of $35,746 and interest expense of $183,222.

For the three months ended September 30, 2020, we had net loss of $513,085 which consists of operating costs of $436,062, interest expense of $89,662, a decrease in the fair value of private warrants liability of 59,400, a decrease in the fair value of the convertible promissory note of 22,676, offset by a benefit from income taxes of $90,338 and interest income on marketable securities held in the Trust Account of $4,377.

For the six months ended June 30, 2020, we had net income of $1,691,643, which consists of an increase in the fair value of private warrants liability of 990,000, an increase in the fair value of the convertible promissory note of 322,470, interest income on marketable securities held in the Trust Account of $1,147,848, offset by operating costs of $549,031, a provision for income taxes of $126,084 and interest expense of $93,560.

For the three months ended June 30, 2020, we had net income of $561,389, which consists of an increase in the fair value of private warrants liability of 594,000, an increase in the fair value of the convertible promissory note of 238,079, a benefit from income taxes of $48,373, interest income on marketable securities held in the Trust Account of $43,276, offset by operating costs of $273,652 and interest expense of $88,687.

For the three months ended March 31, 2020, we had net income of $1,130,254, which consists of interest income on marketable securities held in the Trust Account of $1,104,572, an increase in the fair value of private warrants liability of 396,000, an increase in the fair value of the convertible promissory note of 84,391, offset by operating costs of $275,379, a provision for income taxes of $174,457 and interest expense of $4,873.

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

For the year ended December 31, 2020, cash used in operating activities was $1,214,806, which was comprised of our net loss of $1,609,783, less interest earned on marketable securities held in the Trust Account of $1,156,603, non-cash charges for the changes in the fair value of private warrants liability of 574,200, change in the fair value of the convertible promissory note of 320,721, interest expense of $272,884, and changes in operating assets and liabilities of $383,775.

For the nine months ended September 30, 2020, cash used in operating activities was $755,404, which was comprised of our net income of $1,178,558, less interest earned on marketable securities held in the Trust Account of $1,152,225, non-cash charges for the changes in the fair value of private warrants liability of 930,600, change in the fair value of the convertible promissory note of 299,794, interest expense of $183,222, and changes in operating assets and liabilities of $265,435.

For the six months ended June 30, 2020, cash used in operating activities was $472,651, which was comprised of our net income of $1,691,643, less interest earned on marketable securities held in the Trust Account of $1,147,848, non-cash charges for the changes in the fair value of private warrants liability of 990,000, change in the fair value of the convertible promissory note of 322,470, interest expense of $93,560, and changes in operating assets and liabilities of $202,464.

For the three months ended March 31, 2020, cash used in operating activities was $223,188, which was comprised of our net income of $1,130,254, less interest earned on marketable securities held in the Trust Account of $1,104,572, non-cash charges for the changes in the fair value of private warrants liability of 396,000, change in the fair value of the convertible promissory note of 84,391, interest expense of $4,873, and changes in operating assets and liabilities of $226,648.

For the period from August 26, 2019 (inception) through December 31, 2019, cash used in operating activities was $31,071, which was comprised of our net loss of $2,199 and changes in operating assets and liabilities of $28,872.

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

We have concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through August 13, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Derivative Instruments

We account for the Derivative Instruments in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Derivative Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Derivative Instruments as liabilities at their fair value and adjust the Derivative Instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private warrants are valued using a Black-Scholes model. The fair value of the convertible component of the convertible promissory note was estimated using a Black-Scholes model.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Derivative Instruments as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the year ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 14, 2021, we revised our prior position on accounting for private warrants and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 should not be relied on due to the misapplication of guidance on private warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of May, 2021.

GREENROSE ACQUISITION CORP.

By:	/s/ William F. Harley III
Name:	William F. Harley III
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William F. Harley III	Chief Executive Officer and Director	May 27, 2021
William F. Harley III	(Principal Executive Officer)

/s/ Paul Wimer	President and Chief Operating Officer	May 27, 2021
Paul Wimer

/s/ Jeffrey Stegner	Chief Financial Officer	May 27, 2021
Jeffrey Stegner	(Principal Financial and Accounting Officer)

/s/ Daniel Harley	Executive Vice President – Business Development and Director	May 27, 2021
Daniel Harley

/s/ Brendan Sheehan	Executive Vice President – Corporate Strategy and	May 27, 2021
Brendan Sheehan	Investor Relations and Director

/s/ Steven Cummings	Director	May 27, 2021
Steven Cummings

/s/ John Falcon	Chairman	May 27, 2021
John Falcon

/s/ Thomas Megale	Director	May 27, 2021
Thomas Megale

/s/ John Torrance, III	Director	May 27, 2021
John Torrance, III

GREENROSE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

(RESTATED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Greenrose Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greenrose Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from August 26, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from August 26, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statement

As discussed in Note 2, the accompanying financial statements as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders' equity and cash flows for each of the years ended December 31, 2020, have been restated to correct an error.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

March 10, 2021, except for the effects of the restatement disclosed in Note 2, and the subsequent events discussed in Note 11 as to which the date is May 27, 2021.

Marcum LLP ■ 750 Third Avenue ■ 11th Floor ■ New York, New York 10017 ■ Phone 212.485.5500 ■ Fax 212.485.5501 ■ marcumllp.com

GREENROSE ACQUISITION CORP.

BALANCE SHEETS (As Restated)

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$309,849	$24,970
Prepaid expenses	45,096	28,872
Total Current Assets	354,945	53,842

Deferred offering costs	—	603,833
Marketable securities held in Trust Account	173,656,603	—
TOTAL ASSETS	$174,011,548	$657,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$399,999	$—
Accrued offering costs	—	3,508
Advances from related party	—	631,366
Total Current Liabilities	399,999	634,874

Private warrants liability	1,980,000	—
Convertible promissory note, net – related party	1,593,605	—
TOTAL LIABILITIES	3,973,604	634,874

Commitments

Common stock subject to possible redemption 16,414,428 and no shares at redemption value at December 31, 2020 and 2019, respectively	165,037,937	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 70,000,000 shares authorized; 5,478,072 and 4,312,500 shares issued and outstanding (excluding 16,414,428 and no shares subject to possible redemption) at December 31, 2020 and 2019 (1), respectively	548	431
Additional paid-in capital	6,611,441	24,569
Accumulated deficit	(1,611,982)	(2,199)
Total Stockholders’ Equity	5,000,007	22,801
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,011,548	$657,675

(1)	Share count at December 31, 2019 included up to 562,500 shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

GREENROSE ACQUISITION CORP.

STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,	For the Period from August 26, 2019 (inception) Through December 31,
	2020	2019

Operating and formation costs	$1,598,581	$2,199
Loss from operations	(1,598,581)	(2,199)

Other income:
Interest earned on marketable securities held in Trust Account	1,156,603	—
Interest Expense	(272,884)
Change in fair value of private warrants liability	(574,200)
Change in fair value of Convertible promissory note, net – related party	(320,721)	—

Net loss	$(1,609,783)	$(2,199)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,704,070	—

Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$—

Basic and diluted weighted average shares outstanding, Common stock (1)	5,083,127	3,750,000

Basic and diluted net loss per share, Common stock	$(0.49)	$(0.00)

(1)	Excludes an aggregate of 562,500 shares that were subject to forfeiture at December 31, 2019.

The accompanying notes are an integral part of the financial statements.

GREENROSE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2020 (As Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	4,312,500	$431	$24,569	$(2,199)	$22,801
Sale of 17,250,000 Units, net of underwriting discount and offering expenses	17,250,000	1,725	168,079,001	-	168,080,726
Sale of 330,000 Private Units, net of warrant liability	330,000	33	3,065,667	-	3,065,700
Contribution in excess of fair value of sale of 1,650,000 Private Warrants	-	-	478,500	-	478,500
Common stock subject to possible redemption	(16,414,428)	(1,641)	(165,036,296)	-	(165,037,937)
Net loss	-	-	-	(1,609,783)	(1,609,783)
Balance – December 31, 2020	5,478,072	$548	$6,611,441	$(1,611,982)	$5,000,007

FOR THE PERIOD FROM AUGUST 26, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – August 26, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(2,199)	(2,199)

Balance – December 31, 2019	4,312,500	$431	$24,569	$(2,199)	$22,801

(1)	Included 562,500 shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

GREENROSE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,	For the Period from August 26, 2019 (inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,609,783)	$(2,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,156,603)	—
Interest expense	272,884	—
Change in fair value of private warrants liability	574,200
Change in fair value of Convertible promissory note, net – related party	320,721	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,224)	(28,872)
Accrued expenses	399,999	—
Net cash used in operating activities	(1,214,806)	(31,071)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—
Proceeds from sale of Private Units	3,300,000	—
Proceeds from sale of Private Warrants	1,650,000	—
Advances from related party	164,753	631,366
Repayment of advances from related party	(796,119)	—
Proceeds from Convertible promissory note – related party	1,000,000	—
Payment of offering costs	(368,949)	(600,325)
Net cash provided by financing activities	173,999,685	56,041

Net Change in Cash	284,879	24,970
Cash – Beginning of period	24,970	—
Cash – End of period	$309,849	$24,970

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$166,647,190	$—
Change in value of common stock subject to possible redemption	$(1,609,253)	$—
Initial classification of private warrants liability	$1,405,800	$
Initial classification of Convertible promissory note, net – related party	$492,165	$—
Offering costs included in accrued offering costs	$—	$3,508

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company or companies for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income (loss) in the form of interest income from the proceeds derived from assets held in the Trust Account, interest expense from the amortization of the debt discount on our promissory note and recognizes changes in the fair value of derivative liabilities as other income (expense).

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2020. On February 13, 2020, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $150,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 300,000 units (the “Private Units”) and 1,500,000 warrants (the “Private Warrants” and, together with the Private Units, the “Private Securities”) at a price of $10.00 per Private Unit and $1.00 per Private Warrant in a private placement to Greenrose Associates LLC (the “Sponsor”) and Imperial Capital, LLC (“Imperial”), generating gross proceeds of $4,500,000, which is described in Note 5.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and Imperial have agreed to vote their Founder’s Shares (as defined in Note 6), Private Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

Liquidity and Going Concern

As of December 31, 2020, the Company had cash of $309,849 held outside of the Trust Account, total current liabilities of $182,544 which excludes franchise taxes payable of $187,500, of which such amount will be paid from interest earned on the Trust Account and $29,955 of franchise taxes paid and not yet reimbursed from the trust and working capital of $172,401. For the year ended December 31, 2020, we incurred a net loss of $1,609,783 and used $1,214,806 cash from operating activities.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 29, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to our ability to continue as a going concern.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding private warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. In addition, the Company did not account for its convertible promissory note as a derivative liability (the convertible component of the convertible promissory note, together with the private warrants, the “Derivative Instruments”). The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the private warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s private warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As a result of the above, the Company should have classified the Derivative Instruments as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Derivative Instruments at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Derivative Instruments as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

BALANCE SHEETS

		February 13, 2020	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Private warrants liability	As Previously Reported	-	-	-	-	-
	Adjustments	1,405,800	1,009,800	415,800	475,200	1,980,000
	As Restated	1,405,800	1,009,800	415,800	475,200	1,980,000

Convertible promissory note, net – related party	As Previously Reported	-	1,000,000	1,000,000	1,000,000	1,000,000
	Adjustments	-	(79,518)	(228,910)	(116,572)	593,605
	As Restated	-	920,482	771,090	883,428	1,593,605

Total Liabilities	As Previously Reported	865,008	1,283,698	1,237,423	1,271,744	1,399,999
	Adjustments	1,405,800	930,282	186,890	358,618	2,573,605
	As Restated	2,270,808	2,213,980	1,424,313	1,630,362	3,973,604

Common stock subject to possible redemption	As Previously Reported	145,552,990	168,708,256	168,526,257	168,184,912	167,611,542
	Adjustments	(1,405,796)	(930,282)	(186,894)	(358,634)	(2,573,605)
	As Restated	144,147,194	167,777,974	168,339,363	167,826,278	165,037,937

Common stock	As Previously Reported	506	511	513	517	522
	Adjustments	15	9	1	3	26
	As Restated	521	520	514	520	548

Additional Paid-in Capital	As Previously Reported	5,002,230	4,346,959	4,528,956	4,870,297	5,443,662
	Adjustments	(19)	(475,527)	(1,218,907)	(1,047,169)	1,167,779
	As Restated	5,002,211	3,871,432	3,310,049	3,823,128	6,611,441

Accumulated Deficit	As Previously Reported	(2,731)	652,537	470,534	129,187	(444,177)
	Adjustments	-	475,518	1,218,910	1,047,172	(1,167,805)
	As Restated	(2,731)	1,128,055	1,689,444	1,176,359	(1,611,982)

Total Stockholders’ Equity	As Previously Reported	5,000,005	5,000,007	5,000,003	5,000,001	5,000,007
	Adjustments	(4)	-	4	6	-
	As Restated	5,000,001	5,000,007	5,000,007	5,000,007	5,000,007

STATEMENTS OF OPERATIONS - YTD

		Three Months Ended March 31, 2020	Six Months Ended June 30, 2020	Nine Months Ended September 30, 2020	Year Ended December 31, 2020
Change in fair value of private warrants liability	As Previously Reported	-	-	-	-
	Adjustments	396,000	990,000	930,600	(574,200)
	As Restated	396,000	990,000	930,600	(574,200)

Change in fair value of Convertible promissory note, net – related party	As Previously Reported	-	-	-	-
	Adjustments	84,391	322,470	299,794	(320,721)
	As Restated	84,391	322,470	299,794	(320,721)

Interest Expense	As Previously Reported	-	-	-	-
	Adjustments	(4,873)	(93,560)	(183,222)	(272,884)
	As Restated	(4,873)	(93,560)	(183,222)	(272,884)

Total Other Income (Expense), net	As Previously Reported	1,104,572	1,147,848	1,152,225	1,156,603
	Adjustments	475,518	1,218,910	1,047,172	(1,167,805)
	As Restated	1,580,090	2,366,758	2,199,397	(11,202)

Net income (loss)	As Previously Reported	654,736	472,733	131,386	(441,978)
	Adjustments	475,518	1,218,910	1,047,172	(1,167,805)
	As Restated	1,130,254	1,691,643	1,178,558	(1,609,783)

Basic and diluted net income (loss) per share, Common Stock	As Previously Reported	(0.04)	(0.08)	(0.16)	(0.27)
	Adjustments	0.10	0.24	0.21	(0.22)
	As Restated	0.06	0.16	0.05	(0.49)

STATEMENTS OF OPERATIONS - THREE MONTHS ENDED

		Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2020
Change in fair value of private warrants liability	As Previously Reported	-	-	-	-
	Adjustments	396,000	594,000	(59,400)	(1,504,800)
	As Restated	396,000	594,000	(59,400)	(1,504,800)

Change in fair value of Convertible promissory note, net – related party	As Previously Reported	-	-	-	-
	Adjustments	84,391	238,079	(22,676)	(620,515)
	As Restated	84,391	238,079	(22,676)	(620,515)

Interest Expense	As Previously Reported	-	-	-	-
	Adjustments	(4,873)	(88,687)	(89,662)	(89,662)
	As Restated	(4,873)	(88,687)	(89,662)	(89,662)

Total Other Income (Expense), net	As Previously Reported	1,104,572	43,276	4,377	4,378
	Adjustments	475,518	743,392	(171,738)	(2,214,977)
	As Restated	1,580,090	786,668	(167,361)	(2,210,599)

Net income (loss)	As Previously Reported	654,736	(182,003)	(341,347)	(573,364)
	Adjustments	475,518	743,392	(171,738)	(2,214,977)
	As Restated	1,130,254	561,389	(513,085)	(2,788,341)

Basic and diluted net income (loss) per share, Common Stock	As Previously Reported	(0.04)	(0.04)	(0.07)	(0.11)
	Adjustments	0.10	0.14	(0.03)	(0.43)
	As Restated	0.06	0.10	(0.10)	(0.54)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Common stock	As Previously Reported	511	513	517	522
	Adjustments	9	1	3	26
	As Restated	520	514	520	548

Additional Paid-in Capital	As Previously Reported	4,346,959	4,528,956	4,870,297	5,443,662
	Adjustments	(475,527)	(1,218,907)	(1,047,169)	1,167,779
	As Restated	3,871,432	3,310,049	3,823,128	6,611,441

Accumulated Deficit	As Previously Reported	652,537	470,534	129,187	(444,177)
	Adjustments	475,518	1,218,910	1,047,172	(1,167,805)
	As Restated	1,128,055	1,689,444	1,176,359	(1,611,982)

Total Stockholders’ Equity	As Previously Reported	5,000,007	5,000,003	5,000,001	5,000,007
	Adjustments	-	4	6	-
	As Restated	5,000,007	5,000,007	5,000,007	5,000,007

STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2020	Six Months Ended June 30, 2020	Nine Months Ended September 30, 2020	Year Ended December 31, 2020
Net income (loss)	As Previously Reported	654,736	472,733	131,386	(441,978)
	Adjustments	475,518	1,218,910	1,047,172	(1,167,805)
	As Restated	1,130,254	1,691,643	1,178,558	(1,609,783)

Change in fair value of private warrants liability	As Previously Reported	-	-	-	-
	Adjustments	(396,000)	(990,000)	(930,600)	574,200
	As Restated	(396,000)	(990,000)	(930,600)	574,200

Change in fair value of Convertible promissory note, net – related party	As Previously Reported	-	-	-	-
	Adjustments	(84,391)	(322,470)	(299,794)	320,721
	As Restated	(84,391)	(322,470)	(299,794)	320,721

Interest Expense	As Previously Reported	-	-	-	-
	Adjustments	4,873	93,560	183,222	272,884
	As Restated	4,873	93,560	183,222	272,884

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the statements of operations. The fair value of the instruments was estimated using a Black-Scholes model (see Note 10).

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

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. At December 31, 2019, weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 19,230,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. There were no dilutive securities for the period ended December 31, 2020 or December 31, 2019. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from August 26, 2019 (Inception) Through December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,100,578	$—
Less: interest available to be withdrawn for payment of taxes	(206,921)	—
Net income	$893,657	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,704,070	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,609,783)	$(2,199)
Less: Income attributable to Common stock subject to possible redemption	(893,657)	—
Non-redeemable net loss	$(2,503,440)	$(2,199)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Common Stock	5,083,127	3,750,000

Basic and diluted net loss per share, Common Stock	$(0.49)	$(0.00)

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

See Note 10 for additional information on assets and liabilities measured at fair value

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Imperial purchased an aggregate of 300,000 Private Units at a price of $10.00 per Private Unit and 1,500,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $4,500,000. The Sponsor purchased 200,000 Private Units and 1,000,000 Private Warrants and Imperial purchased 100,000 Private Units and 500,000 Private Warrants. As a result of the underwriters’ election to fully exercise their over-allotment option on February 14, 2020, the Sponsor and Imperial purchased an additional 30,000 Private Units, at a purchase price of $10.00 per Private Unit, and 150,000 Private Warrants, at a purchase price of $1.00 per Private Warrant, for an aggregate purchase price of $450,000. Each Private Unit consists of one share of common stock (“Private Share”) and one warrant. Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Securities were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Securities will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Shares will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

The Company assessed the provisions of the convertible promissory note under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to a discount on the promissory note. The discount will be amortized over the life of the Note. For the year ended December 31, 2020 $272,884 was included within interest expense. To calculate the value of the embedded derivative we utilized a “with” and “without” approach. In the “with” scenario we valued the convertible promissory notes using a Black-Scholes model as it was determined that on a business combination, a holder would likely convert into private warrants, which were themselves valued using a Black-Scholes model and are considered to be a Level 3 fair value measurement (see Note 10). In the “without” scenario, we valued the repayment of the notional value of the convertible promissory note using a risk-adjusted discounted cash flow model. The primary unobservable inputs utilized in determining the fair value of the conversion option are volatility and credit spread.

The assumptions used to value the conversion option were consistent with those utilized in the Company’s Black-Scholes valuation for stock options are detailed below:

	March 26, 2020	December 31, 2020
Expected volatility (%)	15.0%	15.0%
Risk-free interest rate (%)	0.60%	0.43%
Discount Rate (%)	25.0%	25.0%
Expected dividend yield (%)	0.0%	0.0%
Contractual term (years)	0.88	0.5
Conversion price	(*)	(*)
Underlying share price	8.97	10.13
Convertible notes amount	$1,000,000	$1,000,000
Fair value of the conversion feature	$492,165	$812,886

(*)	the conversion price is $10.00 per unit and/or $1.00 per warrant

The following table presents the change in the fair value of conversion option:

Fair value as of January 1, 2020	$—
Initial measurement on March 26, 2020	492,165
Change in valuation inputs and other assumptions	320,721
Fair value as of December 31, 2020	$812,886

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

NOTE 7 — COMMITMENTS

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

Common Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 70,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 5,478,072 and 4,312,500 shares of common stock issued and outstanding, excluding 16,414,428 and no shares of common stock subject to possible redemption, respectively.

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets at December 31, 2020 and 2019 as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$92,417	$462
Total deferred tax assets	92,417	462
Valuation allowance	(92,417)	(462)
Deferred tax assets	$—	$—

The income tax provision for the year ended December 31, 2020 and for the period from August 26, 2019 (inception) through December 31, 2019 consists of the following:

	December 31,	December 31,
	2020	2019
Federal
Current	$—	$—
Deferred	(91,955)	(462)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	91,955	462

Income tax provision	$—	$—

As of December 31, 2020, and 2019, the Company had $440,083 and $2,199, respectively of U.S. federal net operating loss carryovers available to offset future taxable income. The net operating loss carryovers are subject to an indefinite period of utilization.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the change in the valuation allowance was $92,417.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Interest expense	(3.6)%	0.0%
Change in fair value of private warrants liability	(7.5)%	0.0%
Change in fair value of Convertible promissory note, net – related party	(4.2)%	0.0%
Meals	(0.1)%	0.0%
Valuation allowance	(5.6)%	(21.0)%
Income tax provision	0.0%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 and 2019 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$173,656,603

Liabilities:
Private warrants liability	2	$1,980,000
Convertible component of convertible promissory note	3	$812,886

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

The Derivative Instruments were accounted for as liabilities in accordance with ASC 815-40 and are presented within the private warrant liabilities and convertible promissory note, net – related party on our consolidated balance sheet. The instruments are measured at fair value at inception and on a recurring basis, with changes in fair value presented within Change in fair value of private warrant liabilities and Change in fair value of Convertible promissory note, net – related party in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the warrants on February 13, 2020, the date of the Company’s Initial Public Offering, using a Black-Scholes model for the private warrants. The Company allocated the proceeds received from the sale of private warrants first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common stock subject to possible redemption and common stock based on their relative fair values at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs, and they move to a Level 2 when the public warrants begin trading separately on May 11, 2020.

The key inputs into the Black-Scholes model for the private warrants were as follows at initial measurement:

Input	February 13, 2020 (Initial Measurement)
Risk-free interest rate (%)	1.45%
Expected term (years)	6
Expected volatility (%)	12.5%
Exercise price	$11.50
Fair value of Units	$10.07

On February 13, 2020, the private warrants were determined to be $0.71 per warrant for an aggregate value of $1,405,800.

Subsequent Measurement

The private warrants are measured at fair value on a recurring basis. As of December 31, 2020, the private warrants are classified as Level 2 due to the use of an observable market quote in an active market.

As of December 31, 2020, the aggregate values of the private warrants and the convertible component of convertible promissory note were $1,980,000 and $812,886, respectively.

The following table presents the changes in the fair value of derivative liabilities:

	Private Warrants	Convertible Component
Fair value as of January 1, 2020	$—	$—
Initial measurement on February 13, 2020	1,405,800
Initial measurement on March 26, 2020		492,165
Changes in fair value	574,200	320,721
Fair value as of December 31, 2020	$1,980,000	$812,886

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company identified the following subsequent events that would have required adjustment or disclosure in the financial statements.

On January 29, 2021, the Company issued an unsecured promissory note (the “2021 Note”) in the principal amount of $1,000,000 to the Sponsor. The Note is non-interest bearing and payable upon the consummation of a Business Combination. Up to $1,000,000 of such loans may be convertible into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the -private warrants.

Initial Business Combinations

On March 12, 2021 the Company entered into definitive agreements to acquire the following four cannabis companies:

●	the Agreement and Plan of Merger by and among Greenrose, GNRS NV Merger Sub, Inc., Shango Holdings, Inc. and Gary Rexroad as the Selling Securityholders’ Representative dated as of March 12, 2021 (the “Shango Merger Agreement”);

●	the Agreement and Plan of Merger by and among Greenrose, GNRS CT Merger Sub, LLC, Theraplant, LLC acting by and through its Steering Committee and Shareholder Representative Services LLC as the Selling Securityholders’ Representative dated as of March 12, 2021 (the “Theraplant Merger Agreement”);

●	the Asset Purchase Agreement by and among Greenrose, True Harvest Holdings, Inc. and True Harvest, LLC dated as of March 12, 2021 (the “Asset Purchase Agreement”); and

●	the Agreement and Plan of Merger by and among Greenrose, Futureworks Holdings, Inc., and Futureworks LLC dated as of March 12, 2021 (“Futureworks Merger Agreement”).

Agreements for Business Combinations

Shango Holdings Inc. Merger Agreement

The Company , GNRS NV Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of the Company formed on March 10, 2021 (“GS Merger Sub”), Shango Holdings Inc., a Nevada corporation (“Shango”) and Gary Rexroad, in his capacity as the representative for the Sellers thereunder (the “Shango Sellers’ Representative”), entered into an Agreement and Plan of Merger (the “Shango Merger Agreement”), pursuant to which GS Merger Sub will be merged with and into Shango (the “Shango Merger”), with Shango surviving as a wholly owned subsidiary of Greenrose. Capitalized but undefined terms used in this section shall have the meanings set forth in the Shango Merger Agreement.

Conversion of Securities

Subject to the terms and conditions set forth in the Shango Merger Agreement, at the effective time of the Shango Merger (the “Shango Effective Time”), other than Dissenting Shares, each share of Shango’s common stock issued and outstanding immediately prior to the Shango Effective Time will be canceled and converted into the right to receive a pro rata portion of cash (without interest) and the number of shares of the common stock of Greenrose (the “Greenrose Common Stock”) issued as part of the Additional Consideration (as defined below), if any, in an amount equal to the sum of (i) the applicable Per Share Initial Consideration plus (ii) any applicable Per Share Additional Consideration, as described below.

Merger Consideration

Initial Consideration

The aggregate consideration to be paid at Closing to Shango’s stockholders, other than for Dissenting Shares, will be: (i) $31,000,000 in cash, (ii) the assumption of up to $9,000,000 of Shango’s liabilities and (iii) any shortfall between $9,000,000 and the amount of Shango liabilities actually assumed by Greenrose at Closing. Additionally, Greenrose agreed to commit up to $10,000,000 for use for certain capital expenditures, as described more fully in the Shango Merger Agreement.

Earnout Payments

In addition to the Initial Consideration, and subject to Shango meeting certain target revenues in each of Greenrose’s 2021, 2022 and 2023 fiscal years, and having cash flow from operations of no less than $0, then, subject to Shango’s stockholders having delivered an Accredited Investor Certification, Greenrose may be required to issue to Shango’s stockholders up to such number of shares of Greenrose Common Stock equal to $65,000,000 in value, consisting of up to $20,000,000 in value of shares of Greenrose Common Stock for the 2021 fiscal year, up to $25,000,000 in value of shares of Greenrose Common Stock for the 2022 fiscal year and up to $20,000,000 in value of shares of Greenrose Common Stock for the 2023 fiscal year (collectively, the “Additional Consideration”), divided by the Parent Common Stock Price, which is calculated based upon the volume weighted average price per share of Greenrose Common Stock (rounded down to the nearest cent) on The Nasdaq Market, LLC (“Nasdaq”), or such other exchange on which Greenrose Common Stock is then listed or quoted on, for the ten (10) consecutive trading days ending on (and including) the last full trading day immediately prior to, as applicable, (1) the 2021 Milestone Payment Date, (2) the 2022 Milestone Payment Date, or (3) the 2023 Milestone Payment Date, as reported by the Wall Street Journal for each such trading day, or, if not reported by the Wall Street Journal, any other authoritative source mutually agreed by Greenrose and the Company. The Shango Merger Agreement provides that if any portion of the Additional Consideration is not fully earned in either 2021 or 2022, such portion of the Additional Consideration may be earned in subsequent years through 2023. Additionally, the Additional Consideration may be subject to acceleration as further set forth in the Shango Merger Agreement.

Closing

The Closing will occur as promptly as reasonably practicable, but in no event later than two (2) business days following the satisfaction or waiver of all of the closing conditions in the Shango Merger Agreement.

Representations and Warranties

The Shango Merger Agreement contains customary representations and warranties by each of Shango, Greenrose and GS Merger Sub. Many of the representations and warranties are qualified by knowledge of a party, materiality or Material Adverse Effect. At the Closing, Greenrose will also enter into an eighteen (18) month escrow arrangement in a customary form with the Shango Sellers’ Representative and an escrow agent and will deposit $3,000,000 in cash into an escrow fund for the recovery of indemnification claims and working capital adjustments. The Shango stockholders’ aggregate liability for Representation Breach Claims shall not exceed $11,500,000, subject to certain exceptions, and the aggregate liability for all claims shall not exceed the lesser of (i) $25,000,000 or (ii) the Aggregate Consideration actually received by the Shango stockholders.

Covenants of the Parties

Each Party agreed to use its commercially reasonable efforts to effect the Closing. The Shango Merger Agreement also contains certain customary covenants by each of the Parties during the period between the signing of the Shango Merger Agreement and the earlier of the Closing or the termination of the Shango Merger Agreement in accordance with its terms, as well as certain customary covenants, such as confidentiality and publicity that will continue after the termination of the Shango Merger Agreement.

Shango agreed to (and to cause each of its subsidiaries to), use commercially reasonable efforts to, during the period between the signing of the Merger Agreement and until the earlier of the Closing or the termination of the Shango Merger Agreement, carry on its business in the ordinary course consistent with past practice. Shango also agreed not to, during the period between the signing of the Shango Merger Agreement and until the earlier of the Closing or the termination of the Shango Merger Agreement, without the prior written consent of Greenrose, to take certain actions as more fully set forth in the Shango Merger Agreement.

Conditions to Consummation of the Shango Merger

Under the Shango Merger Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Shango Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Shango Merger Agreement and transactions contemplated thereby and certain other matters by the requisite vote of the stockholders of Greenrose (the “Greenrose Stockholders”); (ii) if required, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of a Material Adverse Effect since the date of the Shango Merger Agreement; and (iv) material compliance by the parties with their respective pre-Closing and Closing obligations and the accuracy of each party’s representations and warranties in the Shango Merger Agreement, in each case subject to the certain materiality standards contained in the Shango Merger Agreement.

Termination

The Shango Merger Agreement may be terminated under the following customary and limited circumstances at any time prior to the Closing: (i) upon the mutual written consent of Greenrose and Shango; (ii) by Greenrose or Shango if any Law or Order is enacted, promulgated or issued or deemed applicable to the Shango Merger by any Governmental Authority that would make consummation of the Shango Merger illegal, other than Federal Cannabis Laws; (iii) by Greenrose or Shango if the Closing has not occurred by August 31, 2021; or (iv) by Greenrose, on the one hand, or Shango, on the other hand, as a result of certain breaches by the counterparties to the Shango Merger Agreement that remain uncured after any applicable cure period; provided, in each case of (i)-(iv), that such termination right is not available to any party if such party is in breach of its representations, warranties, covenants, agreements or other obligations under the Shango Merger Agreement.

The foregoing description of the Shango Merger Agreement is qualified in its entirety by reference to the full text of the form of the Shango Merger Agreement, a copy of which is included as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2021, and incorporated herein by reference.

Lock-Up Agreements

In connection with the Closing, each of Shango’s stockholders will be required to enter into a Lock-Up Agreement (the “Shango Lock-Up Agreement”) pursuant to which they will agree, subject to certain exceptions, for a period of 6 months after the applicable Milestone Payment Date, (i) not to lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of Greenrose Common Stock, (ii) enter into any swap or other arrangement that transfers to another party, in whole or in part, any of the economic consequences of ownership of the Greenrose Common Stock, or (iii) publicly disclose the intention to do any of the foregoing, with respect to any shares of Greenrose Common Stock received by such Shango stockholder as part of the Additional Consideration.

The foregoing description of the Shango Lock-Up Agreement is qualified in its entirety by reference to the full text of the form of Lock-Up Agreement, a copy of which is included as Exhibit I to the Shango Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2021, and incorporated herein by reference.

Registration Rights Agreement

In connection with the Closing, Greenrose will enter into a Registration Rights Agreement with each of Shango’s stockholders (the “Shango Registration Rights Agreement”) pursuant to which Greenrose agrees that, after the expiration of the applicable lock-up period set forth in the Shango Lock-Up Agreement, at the request of the Majority Holders (as defined in the Shango Registration Rights Agreement), Greenrose will file a registration statement with the SEC covering the resale of the Registrable Securities (as defined in the Shango Registration Rights Agreement) requested to be included in such registration statement (the “Resale Registration Statement”), and Greenrose shall use its reasonable best efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Additionally, the Holders (as defined in the Shango Registration Rights Agreement) will be entitled to piggyback registration rights.

The foregoing description of the Shango Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of Registration Rights Agreement, a copy of which is included as Exhibit H to the Shango Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K filed on March 18, 2021, and incorporated herein by reference.

Theraplant Merger Agreement

On March 12, 2021, the Company , GNRS CT Merger Sub, LLC, a Connecticut limited liability company and a wholly-owned subsidiary of the Company formed on March 5,2021 (“TPT Merger Sub”), Theraplant, LLC, a Connecticut limited liability company (“Theraplant”) and Shareholder Representative Services LLC, solely in its capacity as the representative for the Selling Securityholders thereunder (the “Theraplant Seller Representative”), entered into an Agreement and Plan of Merger (the “Theraplant Merger Agreement”), pursuant to which TPT Merger Sub will be merged with and into Theraplant (the “Theraplant Merger”), with Theraplant surviving the Merger as a wholly owned subsidiary of Greenrose. Capitalized but undefined terms used in this section “Theraplant Merger Agreement” the meanings set forth in the Theraplant Merger Agreement.

Conversion of Securities

Subject to the terms and conditions set forth in the Theraplant Merger Agreement, at the effective time of the Theraplant Merger (the “Theraplant Effective Time”), each unit of Theraplant issued and outstanding immediately prior to the Theraplant Effective Time will be canceled and converted into the right to receive a pro rata portion of cash (without interest), as described below.

Merger Consideration

The aggregate merger consideration (the “Theraplant Merger Consideration”) to be paid at Closing to the unit holders of Theraplant pursuant to the Theraplant Merger Agreement for all Company Units will be $100,000,000 in cash, subject to customary purchase price adjustments, and an indemnity escrow as described more fully in the Theraplant Merger Agreement. Additionally, $700,000 of the Theraplant Merger Consideration will be placed into dedicated accounts controlled by the Theraplant Seller Representative and the Theraplant Managing Members immediately prior to Closing, to provide a source of funds for those parties to use in administering any claims or disputes that arise post-Closing.

Closing

The Closing will occur as promptly as reasonably practicable, but in no event later than two (2) business days following the satisfaction or waiver of all of the closing conditions in the Theraplant Merger Agreement.

Representations and Warranties

The Theraplant Merger Agreement contains customary representations and warranties by each of Theraplant, Greenrose and TPT Merger Sub. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. Other than Fundamental Representations, the representations and warranties made by the Parties survive the Closing for a period of 18 months.

Covenants of the Parties

Each Party agreed to use its commercially reasonable efforts to effect the Closing. The Theraplant Merger Agreement also contains certain customary covenants by each of the Parties during the period between the signing of the Merger Agreement and the earlier of the Closing or the termination of the Theraplant Merger Agreement in accordance with its terms, as well as certain customary covenants, such as confidentiality and publicity that will continue after the termination of the Theraplant Merger Agreement.

Pursuant to the Theraplant Merger Agreement, Theraplant agreed to (and agreed to cause each Subsidiary to), use commercially reasonable efforts to, during the period between the signing of the Theraplant Merger Agreement and until the earlier of the Closing or the termination of the Theraplant Merger Agreement, carry on its business in the ordinary course consistent with past practice. Pursuant to the Theraplant Merger Agreement, Theraplant also agrees not to, during the period between the signing of the Theraplant Merger Agreement and until the earlier of the Closing or the termination of the Theraplant Merger Agreement, without the prior written consent of Greenrose, to take certain actions as more fully described in the Theraplant Merger Agreement.

Conditions to Consummation of the Theraplant Merger

Under the Theraplant Merger Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Theraplant Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Theraplant Merger Agreement and transactions contemplated thereby and certain other matters by the requisite vote of the Greenrose Stockholders; (ii) the approval and adoption of the Theraplant Merger Agreement and transactions contemplated thereby by Theraplant’s members owning no less than 70% of Theraplant’s units entitled to vote; (iii) the absence of a Material Adverse Effect since the date of the Theraplant Merger Agreement; and (iv) material compliance by the parties with their respective pre-Closing and Closing obligations and the accuracy of each party’s representations and warranties in the Theraplant Merger Agreement, in each case subject to the certain materiality standards contained in the Theraplant Merger Agreement.

Termination

The Theraplant Merger Agreement may be terminated under the following customary and limited circumstances at any time prior to the Closing: (i) upon the mutual written consent of the Company and Theraplant; (ii) by the Company or Theraplant if any Law or Order is enacted, promulgated or issued or deemed applicable to the Theraplant Merger by any Governmental Authority that would make consummation of the Theraplant Merger illegal, other than Federal Cannabis Laws; (iii) by the Company or Theraplant if the Closing has not occurred by August 13, 2021; (iv) by the Company or Theraplant if, after giving effect to the completion of the Redemption and any financings undertaken by the Company in connection with the Closing, the Company shall have net tangible assets of less than $120,000,000; or (v) by the Company, on the one hand, or Theraplant, on the other hand, as a result of certain breaches by the counterparties to the Theraplant Merger Agreement that remain uncured after any applicable cure period; provided, in each case of (i)-(v), that such termination right is not available to any party if such party is in breach of its representations, warranties, covenants, agreements or other obligations under the Theraplant Merger Agreement.

The foregoing description of the Theraplant Merger Agreement is qualified in its entirety by reference to the full text of the form of the Theraplant Merger Agreement, a copy of which is included as Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on March 18, 2021, and incorporated herein by reference.

True Harvest Holdings Asset Purchase Agreement

On March 12, 2021, the Company , True Harvest Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company formed on March 10, 2021 (“Buyer”), and True Harvest, LLC, an Arizona limited liability company (the “Seller” or “True Harvest”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement,”), pursuant to which Buyer agreed to acquire substantially all of Seller’s assets in connection with its indoor cannabis cultivation facility (the “Business”). Capitalized but undefined terms used in this section shall have the meanings set forth in the Asset Purchase Agreement.

Purchase Consideration

Initial Consideration

The initial consideration to be paid by the Buyer to Seller for the Purchased Assets (the “Initial Payment Amount”), will consist of: (i) $21,750,000 in cash; (ii) an additional $25,000,000 evidenced by a secured promissory note bearing interest at 8% per annum, issued by Buyer to Seller which matures on the third anniversary of the Closing, and which is secured by the Purchased Assets pursuant to the terms of a Security Agreement; and (iii) the assumption by Buyer of $3,250,000 of Seller’s debt.

Earnout Payment

In addition to the Initial Payment Amount, Buyer may be required to pay additional consideration to Seller (the “Earnout Payment”) of up to a maximum of $35,000,000 in cash (the “Maximum Earnout Amount”) contingent on the Business attaining, within thirty-six (36) months after the Closing Date, a certain price per pound (the “36 Month Price Point”) of cannabis flower (“flower”) as compared to total flower production, irrespective of the final form in which such flower is sold. The Earnout Payment, if any, shall be evidenced by a promissory note (the “Earnout Note”). The Earnout Note, which shall bear interest at an annual rate of 8% per annum, is payable in twenty-four (24) monthly installments after issuance and will be secured by the Purchased Assets. The 36 Month Price Point will be equal to the average of the Weighted Average Annual Price Points for the three (3) years following the Closing Date. The “Weighted Average Annual Price Point” equals revenue of the Business for the three (3) year period following the Closing Date divided by total weight of flower product produced and sold by Buyer (as listed in Biotrack or equivalent tracking system) during the three (3) year period following the Closing Date, provided, that in the event any flower product is lost or otherwise destroyed, then such lost or destroyed products shall not be included in the calculation of Weighted Average Annual Price Point.

The percentage of the Maximum Earnout Amount payable by Buyer to Seller will be determined in accordance with the following table:

36 Month Price Point
Percentage of Earnout	Flower Production of <17,500 pounds/yr.	Flower Production of >17,500 pounds/yr.
0%	<$2,199	<$2,199
20%	$2,200-$2,399	$2,200-$2,199
50%	$2,400-$2,699	$2,200-$2,499
80%	$2,700-$2,999	$2,500-$2,799
100%	$3,000+	$2,800+

Closing

The Closing will occur as promptly as reasonably practicable, but in no event later than two (2) business days following the satisfaction or waiver of all of the closing conditions in the Asset Purchase Agreement.

Representations and Warranties

The Asset Purchase Agreement contains customary representations and warranties by each of Seller, the Company and Buyer. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. Other than certain fundamental representations, the representations and warranties made by the Parties survive the Closing for a period of 18 months.

Covenants of the Parties

Each party agrees to use its commercially reasonable efforts to effect the Closing. The Asset Purchase Agreement also contains certain customary covenants by each of the Parties during the period between the signing of the Asset Purchase Agreement and prior to the Closing, as well as certain customary covenants, such as confidentiality and publicity that will continue after the termination of the Asset Purchase Agreement. Each party will also use its reasonable best efforts to obtain all consents, authorizations, orders and approvals from all governmental authorities that may be necessary for execution of the Asset Purchase Agreement.

The Seller agrees that, during the period between the signing of the Asset Purchase Agreement and until the Closing, it will use its best efforts to operate its business in good faith in the ordinary course, using reasonable efforts to maintain and preserve intact the current Business and operations and to preserve the rights, goodwill and relationships of its employees, customers, lenders, vendors, and others having relationships with the Business.

After the Closing, Seller agrees to cooperate with Buyer in Buyer’s efforts to continue and maintain those business relationships of Seller existing prior to the Closing and relating to the Business for a period of time.

Conditions to Consummation of the Asset Purchase Agreement

Under the Asset Purchase Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Asset Purchase Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Asset Purchase Agreement and transactions contemplated thereby and certain other matters by the requisite vote of the Greenrose Stockholders; (ii) the absence of a Material Adverse Effect (as defined in the Asset Purchase Agreement) since the date of the Asset Purchase Agreement; (iii) after giving effect to the completion of the Redemption and any financings undertaken by the Company in connection with the Closing, the Company shall have net tangible assets of no less than $70,000,000; and (iv) material compliance by the parties with their respective pre-Closing and Closing obligations and the accuracy of each party’s representations and warranties in the Asset Purchase Agreement, in each case subject to the certain materiality standards contained in the Asset Purchase Agreement.

Termination

The Asset Purchase Agreement may be terminated under the following customary and limited circumstances at any time prior to the Closing: (i) upon the mutual written consent of Greenrose and True Harvest; (ii) by the Company or True Harvest if there shall be any law or order enacted that makes consummation of the transactions contemplated by the Asset Purchase Agreement illegal or otherwise prohibited, other than Federal Cannabis Laws; (iii) by the Company or True Harvest if the Closing has not occurred by the Drop Dead Date; or (v) by Greenrose, on the one hand, or True Harvest, on the other hand, as a result of certain breaches by the counterparties to the Asset Purchase Agreement that remain uncured after any applicable cure period; provided, in each case of (i)-(iv), that such termination right is not available to any party if such party is in breach of its representations, warranties, covenants, agreements or other obligations under the Asset Purchase Agreement.

The foregoing description of the Asset Purchase Agreement is qualified in its entirety by reference to the full text of the form of the Asset Purchase Agreement, including the exhibits attached thereto, a copy of which is included as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2021, and incorporated herein by reference.

Futureworks Merger Agreement

On March 12, 2021, the Company, Futureworks Holdings, Inc. a Delaware corporation and a wholly owned subsidiary of the Company formed on March 11, 2021 (“FW Merger Sub”), and Futureworks LLC, a Colorado limited liability company (“Futureworks”), entered into an Agreement and Plan of Merger (the “Futureworks Merger Agreement”), pursuant to which Futureworks will be merged with and into FW Merger Sub (the “Futureworks Merger”), with FW Merger Sub surviving the Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”). Capitalized but undefined terms used in this section shall have the meanings set forth in the Futureworks Merger Agreement.

Conversion of Securities

Subject to the terms and conditions set forth in the Futureworks Merger Agreement, at the effective time of the Futureworks Merger (the “Futureworks Effective Time”) each ownership interest in Futureworks issued and outstanding immediately prior to the Futureworks Effective Time will be canceled and extinguished and converted into the right to receive a pro rata portion of the Aggregate Consideration (without interest), as described below.

Merger Consideration

Initial Consideration

The value of the aggregate merger consideration (the “Initial Consideration”) to be paid at closing to the holders of Futureworks ownership interests pursuant to the Futureworks Merger Agreement for all Company Interests will be: (i) $17,500,000 in cash, plus (ii) such number of shares of Greenrose Common Stock equal to $15,000,000 in value (the “Parent Common Stock”), calculated based upon the volume weighted average price per share of Parent Common Stock (rounded down to the nearest cent) on the OTCQX for the twenty (20) consecutive trading days ending on (and including) the last full trading day immediately prior to, (i) the Closing Date, (ii) March 31, 2022, or (iii) such date as Parent Common Stock Price is required to be paid or issued, as appliable (the “Parent Common Stock Price”), as reported by the Wall Street Journal for each such trading day, or, if not reported by the Wall Street Journal, any other authoritative source mutually agreed by Greenrose and the Company, provided that the Parent Common Stock Price for the shares of Parent Common Stock to be issued on the Closing Date shall be subject to a minimum price of $12.00 per share of Parent Common Stock and a maximum price of $15.00 per share of Parent Common Stock, subject to customary purchase price adjustments, and indemnity escrow, as described more fully in the Futureworks Merger Agreement.

Earnout Payment

In addition to the Initial Consideration, and subject to the Surviving Corporation meeting the Earnout Threshold then, subject to Futureworks’ members having delivered an executed Accredited Investor Certification to the Company the Company may be required to issue to Futureworks’ members up to such number of shares of Parent Common Stock equal to $10,000,000 in value, calculated based on the Parent Common Stock Price (the “Futureworks Additional Consideration”).

Closing

The Closing will occur as promptly as reasonably practicable, but in no event later than two (2) business days following the satisfaction or waiver of all of the closing conditions in the Futureworks Merger Agreement.

Representations and Warranties

The Futureworks Merger Agreement contains customary representations and warranties by each of Futureworks, the Company and FW Merger Sub. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. The representations and warranties made by the Parties survive the Closing until the Expiration Date.

Covenants of the Parties

Each Party agreed to use its commercially reasonable efforts to effect the Closing. The Futureworks Merger Agreement also contains certain customary covenants by each of the Parties during the period between the signing of the Futureworks Merger Agreement and the earlier of the Closing or the termination of the Futureworks Merger Agreement in accordance with its terms, as well as certain customary covenants, such as confidentiality and publicity that will continue after the termination of the Futureworks Merger Agreement.

Futureworks agreed to (and to cause each Futureworks subsidiary to), use commercially reasonable efforts to, during the period between the signing of the Futureworks Merger Agreement and until the earlier of the Closing or the termination of the Futureworks Merger Agreement, carry on its business in the ordinary course consistent with past practice. Futureworks also agreed not to, during the period between the signing of the Futureworks Merger Agreement and until the earlier of the Closing or the termination of the Futureworks Merger Agreement, without the prior written consent of the Company, to take certain actions as further set forth in the Futureworks Merger Agreement.

Conditions to Consummation of the Futureworks Merger

Under the Futureworks Merger Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Futureworks Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Futureworks Merger Agreement and transactions contemplated thereby and certain other matters by the requisite vote of the Greenrose Stockholders; (ii) the absence of a Material Adverse Effect since the date of the Futureworks Merger Agreement; and (iii) material compliance by the parties with their respective pre-Closing and Closing obligations and the accuracy of each party’s representations and warranties in the Futureworks Merger Agreement, in each case subject to the certain materiality standards contained in the Futureworks Merger Agreement.

Termination

The Futureworks Merger Agreement may be terminated under the following customary and limited circumstances at any time prior to the Closing: (i) upon the mutual written consent of Greenrose and Futureworks; (ii) by Greenrose or Futureworks if any Applicable Law or Order is enacted, promulgated or issued or deemed applicable to the Futureworks Merger by any Governmental Authority that would make consummation of the Futureworks Merger illegal; provided, however, that the violation of any Federal Cannabis Laws shall not be deemed to make consummation of the Futureworks Merger illegal; (iii) by Greenrose or Futureworks if the Effective Time has not occurred within 12 months from the date of the Futureworks Merger Agreement; or (iv) by Greenrose, on the one hand, or Futureworks, on the other hand, as a result of certain breaches by the counterparties to the Futureworks Merger Agreement that remain uncured after any applicable cure period; provided, in each case of (i)-(iv), that such termination right is not available to any party if such party is in breach of its representations, warranties, covenants, agreements or other obligations under the Futureworks Merger Agreement.

Lock-Up Agreements

In connection with the Closing, each of Futureworks’ members will be required to enter into a Lock-Up Agreement (the “Futureworks Lock-Up Agreement”) pursuant to which they will agree, subject to certain exceptions, for a period of 6 months after the Closing Date, (i) not to lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of Parent Common Stock, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Parent Common Stock, or (iii) publicly disclose the intention to do any of the foregoing, with respect to any shares of Parent Common Stock received by such Futureworks’ member as part of the Initial Consideration or the Futureworks Additional Consideration.

The foregoing description of the Futureworks Lock-Up Agreement is qualified in its entirety by reference to the full text of the form of Lock-Up Agreement, a copy of which is included as Exhibit G to the Futureworks Merger Agreement, filed as Exhibit 2.3 to the Current Report on Form 8-K filed with the SEC on March 18, 2021,and incorporated herein by reference.

Registration Rights Agreement

In connection with the Closing, the Company will enter into a Registration Rights Agreement with each of Futureworks’ members (the “Futureworks Registration Rights Agreement”) pursuant to which Greenrose agrees that, after the expiration of the lock-up period set forth in the Futureworks Lock-Up Agreement, at the request of the Majority Holders (as defined in the Futureworks Registration Rights Agreement), the Company will file a registration statement with the SEC covering the resale of the Registrable Securities (as defined in the Futureworks Registration Rights Agreement) requested to be included in such registration statement (the “Futureworks Resale Registration Statement”), and the Company shall use its reasonable best efforts to have the Futureworks Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Additionally, the Holders (as defined in the Futureworks Registration Rights Agreement) will be entitled to piggyback registration rights.

The foregoing description of the Futureworks Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of Registration Rights Agreement, a copy of which is included as Exhibit H to the Futureworks Merger Agreement, filed as Exhibit 2.3 to the Current Report on Form 8-K filed with the SEC on March 18, 2021, and incorporated herein by reference.

Delisting and Relisting

Unless a change in applicable law has occurred prior to the closing of each of the applicable agreements that would allow for shares of Greenrose Common Stock and other equity of the Company currently listed on Nasdaq to remain listed on Nasdaq, the Company will use its reasonable best efforts to delist all such equity from Nasdaq and have such equity listed or quoted for trading on another securities exchange or trading platform.