Form 10-Q
period 2021-03-31
Greenrose Acquisition Corp.
filed 2021-06-02
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 26, 2021, 21,892,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

GREENROSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GREENROSE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$771,521	$309,849
Prepaid expenses	92,644	45,096
Total Current Assets	864,165	354,945

Marketable securities held in Trust Account	173,473,184	173,656,603
TOTAL ASSETS	$174,337,349	$174,011,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$897,706	$399,999
Total Current Liabilities	897,706	399,999

Private warrants liability	1,663,200	1,980,000
Convertible promissory note, net – related party	2,523,450	1,593,605
TOTAL LIABILITIES	5,084,356	3,973,604

Commitments

Common stock subject to possible redemption 16,333,556 and 16,414,428 shares at March 31, 2021 and December 31, 2020, respectively	164,252,986	165,037,937

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 70,000,000 shares authorized; 5,558,944 and 5,478,072 shares issued and outstanding (excluding 16,333,556 and 16,414,428 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	556	548
Additional paid-in capital	7,396,384	6,611,441
Accumulated deficit	(2,396,933)	(1,611,982)
Total Stockholders’ Equity	5,000,007	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,337,349	$174,011,548

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
		(As Restated)
Operating and formation costs	$1,176,187	$275,379
Loss from operations	(1,176,187)	(275,379)

Other income:
Interest earned on marketable securities held in Trust Account	4,281	1,104,572
Interest Expense	(486,338)	(4,873)
Change in fair value of private warrants liability	316,800	396,000
Change in fair value of Convertible promissory note, net – related party	556,493	84,391

(Loss) Income before income taxes	(784,951)	1,304,711
Provision for income taxes	—	(174,457)
Net (loss) income	$(784,951)	$1,130,254

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,414,428	16,664,719

Basic and diluted net (loss) income per share. Common stock subject to possible redemption	$—	$0.05

Basic and diluted weighted average shares outstanding, Common stock	5,478,072	4,785,228

Basic and diluted net (loss) income per share, Common stock	$(0.14)	$0.06

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	5,478,072	$548	$6,611,441	$(1,611,982)	$5,000,007

Change in value of common stock subject to possible redemption	80,872	8	784,943	-	784,951
Net loss	-	-	-	(784,951)	(784,951)
Balance – March 31, 2021	5,558,944	$556	$7,396,384	$(2,396,933)	$5,000,007

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	4,312,500	$431	$24,569	$(2,199)	$22,801
Sale of 17,250,000 Units, net of underwriting discount and offering expenses	17,250,000	1,725	168,079,001	-	168,080,726
Sale of 330,000 Private Units, net of warrant liability	330,000	33	3,065,667	-	3,065,700
Contribution in excess of fair value of sale of 1,650,000 Private Warrants	-	-	478,500	-	478,500
Common stock subject to possible redemption	(16,414,428)	(1,641)	(165,036,296)	-	(165,037,937)
Net loss	-	-	-	(1,609,783)	(1,609,783)
Balance – December 31, 2020	5,478,072	$548	$6,611,441	$(1,611,982)	$5,000,007

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(784,951)	$1,130,254
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,281)	(1,104,572)
Interest Expense	486,338	4,873
Change in fair value of private warrants liability	(316,800)	(396,000)
Change in fair value of Convertible promissory note, net – related party	(556,493)	(84,391)
Changes in operating assets and liabilities:
Prepaid expenses	(47,548)	(43,591)
Accrued expenses	497,707	95,782
Income taxes payable	—	174,457
Net cash used in operating activities	(726,028)	(223,188)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,500,000)
Cash withdrawn from trust account for taxes	187,700	—
Net cash provided by (used in) investing activities	187,700	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Units	—	3,300,000
Proceeds from sale of Private Warrants	—	1,650,000
Advances from related party	—	164,753
Repayment of advances from related party	—	(796,119)
Proceeds from Convertible promissory note – related party	1,000,000	1,000,000
Payment of offering costs	—	(355,490)
Net cash provided by financing activities	1,000,000	174,013,144

Net Change in Cash	461,672	1,289,956
Cash – Beginning of period	309,849	24,970
Cash – End of period	$771,521	$1,314,926

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption		$166,647,190
Change in value of common stock subject to possible redemption	$(784,951)	$1,130,784
Initial classification of private warrants liability		1,405,800
Initial classification of Convertible promissory note, net – related party	1,087,401	492,165
Offering costs included in accrued offering costs	$—	$13,459

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

On March 12, 2021, the Company entered into definitive agreements to acquire four cannabis companies. The companies are Shango Holdings Inc. (Shango), Futureworks LLC (d/b/a The Health Center), Theraplant, LLC, and True Harvest, LLC. See Note 9 - Initial Business Combination for more information. As part of the acquisition, the company formed wholly owned subsidiaries to effect the business combinations: i) GNRS NV Merger Sub, Inc., a Nevada corporation on March 10, 2021, ii) GNRS CT Merger Sub, LLC, a Connecticut limited liability company on March 5, 2021, iii) Futureworks Holdings, Inc. a Delaware corporation on March 11, 2021, and iv) True Harvest Holdings, Inc., a Delaware corporation on March 10, 2021.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company or companies for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from assets held in the Trust Account, interest expense from the amortization of the debt discount on our promissory note and recognizes changes in the fair value of derivative liabilities as other income (expense).

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2020. On February 13, 2020, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $150,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 300,000 units (the “Private Units”) and 1,500,000 warrants (the “Private Warrants” and, together with the Private Units, the “Private Securities”) at a price of $10.00 per Private Unit and $1.00 per Private Warrant in a private placement to Greenrose Associates, LLC (the “Sponsor”) and Imperial Capital, LLC (“Imperial”), generating gross proceeds of $4,500,000, which is described in Note 4.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Liquidity and Going Concern

As of March 31, 2021, the Company had cash of $771,521 held outside of the Trust Account, total current liabilities of $847,706 which excludes franchise taxes payable of $50,000, of which such amount will be paid from interest earned on the Trust Account. For the three months ended March 31, 2021, we incurred a net loss of $784,951 and used $726,028 cash from operating activities.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through August 13, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to our ability to continue as a going concern.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 27, 2021, which contains the audited financial statements and notes thereto. The Company restated the condensed consolidated financial statements for the period ended March 31, 2020 and for the year ended December 31, 2020 in its previously filed Form 10-K. Please see Note 2 to the consolidated financial statements in the Form 10-K/A for the facts and circumstance on the restatement. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Further, Section 102(b)(l) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested in U.S. Treasury securities.

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

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the statements of operations. The fair value of the instruments was estimated using a Black-Scholes model.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740 “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded no income tax expense.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,230,000 shares of common stock in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive. There were no dilutive securities for the period ended December 31, 2020 or December 31, 2019. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	4,054	1,069,010
Less: interest available to be withdrawn for payment of taxes	(4,054)	(237,317)
Net income	—	831,692
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,414,428	16,664,719
Basic and diluted net income per share, Common stock subject to possible redemption	—	0.05

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net income (loss)	$(784,951)	$1,130,254
Less: Income attributable to common stock subject to possible redemption	—	(831,692)
Non-redeemable net income (loss)	$(784,951)	$298,562

Basic and diluted weighted average shares outstanding, Common Stock	5,478,072	4,785,228

Basic and diluted net (loss) income per common share	$(0.14)	$0.06

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Advances — Related Party

As of December 31, 2020, the Sponsor had advanced an aggregate of $631,366 on the Company’s behalf to cover certain expenses (the “Advances”). An additional $164,753 was advanced as of February 2020. The Advances were non-interest bearing and due on demand. Total advances of $796,119 were repaid on March 9, 2020.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

On March 26, 2020, the Company issued an unsecured promissory note (the “2020 Note”) in the principal amount of $1,000,000 to the Sponsor. The Note is non-interest bearing and payable upon the consummation of a Business Combination. Up to $1,000,000 of such loans may be convertible into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the Private Warrants.

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

The Company assessed the provisions of the convertible promissory note under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to a discount on the promissory note. The discount will be amortized over the life of the Note. For the three months ended March 31, 2021, $486,338 was included within interest expense. To calculate the value of the embedded derivative we utilized a “with” and “without” approach. In the “with” scenario we valued the convertible promissory notes using a Black-Scholes model as it was determined that on a business combination, a holder would likely convert into private warrants, which were themselves valued using a Black-Scholes model and are considered to be a Level 3 fair value measurement (see Note 8). In the “without” scenario, we valued the repayment of the notional value of the convertible promissory note using a risk-adjusted discounted cash flow model. The primary unobservable inputs utilized in determining the fair value of the conversion option are volatility and credit spread.

For the 2021 Note, the assumptions used to value the conversion option were consistent with those utilized in the Company’s Black-Scholes valuation for private warrants and are detailed below:

	January 29, 2021	March 31, 2021(2)
Expected volatility (%)	17.5%	13.3%
Risk-free interest rate (%)	0.54%	0.98%
Discount Rate (%)	25.0%	25.0%
Expected dividend yield (%)	0.0%	0.0%
Contractual term (years)	0.5	0.25
Conversion price	(* )	(* )
Underlying share price	10.28	9.96
Convertible notes amount	$1,000,000	$2,000,000
Fair value of the conversion feature (3)	$1,087,401	$1,343,794

(1)	The conversion price is $10.00 per unit and/or $1.00 per warrant
(2)	March 31, 2021 reflects the fair value assumptions for the 2020 Note, 2021 Note, and private warrants
(3)	The fair value adjustments for both the 2020 Note and 2021 Note are included in the March 31, 2021 column

The following table presents the change in the fair value of conversion option:

	2020 Note	2021 Note
Fair value as of January 1, 2020	$-	$-
Initial measurement on March 26, 2020	492,165	-
Change in valuation inputs and other assumptions	320,721	-
Fair value as of December 31, 2020	$812,886	$-
Initial measurement on January 29, 2021		1,087,401
Change in valuation inputs and other assumptions	(140,989)	(415,504)
Fair value as of March 31, 2021	$671,897	$671,897

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 10, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021 and March 31, 2020, the Company incurred and paid $30,000 and $20,000, respectively, in fees for these services.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 7 — Stockholders’ Equity

Preferred Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 70,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,558,944 and 5,478,072 shares of common stock issued and outstanding, excluding 16,333,556 and 16,414,428 shares of common stock subject to possible redemption, respectively.

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

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20-trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$173,473,184

Liabilities
Private warrants liability	2	$1,663,200
Convertible component of convertible promissory note	3	$1,343,794

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

The private placement warrants and the convertible component of the convertible promissory note (collectively, the “Derivative Instruments”) were accounted for as liabilities in accordance with ASC 815-40 and are presented within the private warrant liabilities and convertible promissory note, net – related party on our condensed consolidated balance sheet. The instruments are measured at fair value at inception and on a recurring basis, with changes in fair value presented within Change in fair value of private warrant liabilities and Change in fair value of Convertible promissory note, net – related party in the condensed consolidated statement of operations.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Subsequent Measurement

The private warrants are measured at fair value on a recurring basis. As of March 31, 2020, the private warrants are classified as Level 2 due to the use of an observable market quote in an active market.

As of March 31, 2021, the aggregate values of the private warrants and the convertible component of convertible promissory note were $1,663,200 and $1,343,794, respectively. The fair value assumptions are included in Note 5.

The following tables present the changes in the fair value of private warrants and the convertible component of Convertible promissory note:

Private Warrants
Fair value as of December 31, 2020	$1,980,000
Change in fair value	(316,800)
Fair value as of March 31, 2021	$1,663,200

Convertible Components
Fair value as of December 31, 2020	$812,886
Convertible Components issued in 2021	1,087,401
Change in fair value	(556,493)
Fair value as of March 31, 2021	$1,343,794

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 9 — Initial Business Combinations

On March 12, 2021, the Company entered into definitive agreements to acquire the following four cannabis companies:

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

Agreements for Business Combinations

Shango Holdings Inc. Merger Agreement

The Company, GNRS NV Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of the Company formed on March 10, 2021 (“GS Merger Sub”), Shango Holdings Inc., a Nevada corporation (“Shango”) and Gary Rexroad, in his capacity as the representative for the Sellers thereunder (the “Shango Sellers’ Representative”), entered into an Agreement and Plan of Merger (the “Shango Merger Agreement”), pursuant to which GS Merger Sub will be merged with and into Shango (the “Shango Merger”), with Shango surviving as a wholly owned subsidiary of Greenrose. Capitalized but undefined terms used in this section shall have the meanings set forth in the Shango Merger Agreement.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Theraplant Merger Agreement

On March 12, 2021, the Company, GNRS CT Merger Sub, LLC, a Connecticut limited liability company and a wholly-owned subsidiary of the Company formed on March 5, 2021 (“TPT Merger Sub”), Theraplant, LLC, a Connecticut limited liability company (“Theraplant”) and Shareholder Representative Services LLC, solely in its capacity as the representative for the Selling Securityholders thereunder (the “Theraplant Seller Representative”), entered into an Agreement and Plan of Merger (the “Theraplant Merger Agreement”), pursuant to which TPT Merger Sub will be merged with and into Theraplant (the “Theraplant Merger”), with Theraplant surviving the Merger as a wholly owned subsidiary of Greenrose. Capitalized but undefined terms used in this section “Theraplant Merger Agreement” the meanings set forth in the Theraplant Merger Agreement.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

True Harvest Holdings Asset Purchase Agreement

On March 12, 2021, the Company, True Harvest Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company formed on March 10, 2021 (“Buyer”), and True Harvest, LLC, an Arizona limited liability company (the “Seller” or “True Harvest”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement,”), pursuant to which Buyer agreed to acquire substantially all of Seller’s assets in connection with its indoor cannabis cultivation facility (the “Business”). Capitalized but undefined terms used in this section shall have the meanings set forth in the Asset Purchase Agreement.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Conversion of Securities

Subject to the terms and conditions set forth in the Futureworks Merger Agreement, at the effective time of the Futureworks Merger (the “Futureworks Effective Time”) each ownership interest in Futureworks issued and outstanding immediately prior to the Futureworks Effective Time will be canceled, extinguished, and converted into the right to receive a pro rata portion of the Aggregate Consideration (without interest), as described below.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Earnout Payment

In addition to the Initial Consideration, and subject to the Surviving Corporation meeting the Earnout Threshold then, subject to Futureworks’ members having delivered an executed Accredited Investor Certification to the Company, the Company may be required to issue to Futureworks’ members up to such number of shares of Parent Common Stock equal to $10,000,000 in value, calculated based on the Parent Common Stock Price (the “Futureworks Additional Consideration”).

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Termination

The Futureworks Merger Agreement may be terminated under the following customary and limited circumstances at any time prior to the Closing: (i) upon the mutual written consent of Greenrose and Futureworks; (ii) by Greenrose or Futureworks if any Applicable Law or Order is enacted, promulgated, or issued or deemed applicable to the Futureworks Merger by any Governmental Authority that would make consummation of the Futureworks Merger illegal; provided, however, that the violation of any Federal Cannabis Laws shall not be deemed to make consummation of the Futureworks Merger illegal; (iii) by Greenrose or Futureworks if the Effective Time has not occurred within 12 months from the date of the Futureworks Merger Agreement; or (iv) by Greenrose, on the one hand, or Futureworks, on the other hand, as a result of certain breaches by the counterparties to the Futureworks Merger Agreement that remain uncured after any applicable cure period; provided, in each case of (i)-(iv), that such termination right is not available to any party if such party is in breach of its representations, warranties, covenants, agreements or other obligations under the Futureworks Merger Agreement.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ending December 31, 2020 filed with the SEC on May 27, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on August 26, 2019 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar Business Combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units and Private Warrants, our capital stock, debt or a combination of cash, stock, and debt.

On March 12, 2021, the Company entered into definitive agreements to acquire four cannabis companies. The companies are Shango Holdings Inc. (Shango), Futureworks, LLC (d/b/a The Health Center), Theraplant, LLC, and True Harvest, LLC.

Results of Operations

Our only activities from August 26, 2019 (inception) through March 31, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net loss of $784,951, which consists of operating costs of $1,176,187, interest expense of $486,338, offset by a decrease in the fair value of private warrants liability of $316,800, a decrease in the fair value of the convertible promissory note of $556,493 and interest income on marketable securities held in the Trust Account of $4,281.

For the three months ended March 31, 2020, we had net income of $1,130,254, which consists of interest income on marketable securities held in the Trust Account of $1,104,572, an increase in the fair value of private warrants liability of $396,000, an increase in the fair value of the convertible promissory note of $84,391, offset by operating costs of $275,379, a provision for income taxes of $174,457 and interest expense of $4,873.

Liquidity and Capital Resources

On February 13, 2020, we consummated our Initial Public Offering of 15,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 300,000 Private Units and 1,500,000 Private Warrants to our Sponsor and Imperial Capital and its designee, generating gross proceeds of $4,500,000.

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

As of March 31, 2021, we had marketable securities held in the Trust Account of $173,473,184 (including approximately $973,184 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we withdrew $187,700 of interest earned on the Trust Account to pay our taxes.

For the three months March 31, 2021, cash used in operating activities was $726,028, which was comprised of our net loss of $784,951 less interest earned on marketable securities held in the Trust Account of $4,281, a decrease in the fair value of private warrants liability of $316,800, a decrease in the fair value of the convertible promissory note of $556,493, interest expense of $486,338, and changes in operating assets and liabilities of $450,159.

For the three months ended March 31, 2020, cash used in operating activities was $223,188, which was comprised of our net income of $1,130,254, less interest earned on marketable securities held in the Trust Account of $1,104,572, an decrease in the fair value of private warrants liability of $396,000, an decrease in the fair value of the convertible promissory note of $84,391, interest expense of $4,873, and changes in operating assets and liabilities of $226,648.

We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto, including a fee payable to Imperial Capital, upon consummation of our initial Business Combination for assisting us in connection with our initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2021, we had cash of $771,521. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Instruments

We account for the Derivative Instruments in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Derivative Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Derivative Instruments as liabilities at their fair value and adjust the Derivative Instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Black-Scholes model. The fair value of the convertible promissory note was estimated using a Black-Scholes model.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. Treasury securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with this Report, and in light of the restatement of our financial statements for the year ended December 31, 2020, our Certifying Officers reevaluated and concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our year-end financial statements on May 27, 2021 had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements” in Company’s Annual Report on Form 10-K/A for the year ending December 31, 2020 filed with the SEC on May 27, 2021.

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 27, 2021. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

GREENROSE ACQUISITION CORP.

Date: June 2, 2021	By:	/s/ William F. Harley III
	Name:	William F. Harley III
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 2, 2021	By:	/s/ Jeffrey Stegner
	Name:	Jeffrey Stegner
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)