Form 10-Q
period 2021-06-30
Greenrose Acquisition Corp.
filed 2021-08-16
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

(516) 346-5270

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one redeemable warrant	GNRSU	OTC Pink
Common stock, par value $0.0001 per share	GNRS	OTCQX
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	GNRSW	OTCQB

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

As of August 11, 2021, 21,892,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

GREENROSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GREENROSE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$253,115	$309,849
Prepaid expenses	71,989	45,096
Total Current Assets	325,104	354,945

Marketable securities held in Trust Account	173,402,529	173,656,603
Other asset	50,000	—
TOTAL ASSETS	$173,777,633	$174,011,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,231,989	$399,999
Promissory note – related party	300,000	—
Total Current Liabilities	1,531,989	399,999

Private warrants liability	1,445,400	1,980,000
Convertible promissory note, net – related party	2,895,629	1,593,605
TOTAL LIABILITIES	5,873,018	3,973,604

Commitments

Common stock subject to possible redemption 16,210,346 and 16,414,428 shares at June 30, 2021 and December 31, 2020, respectively	162,904,607	165,037,937

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 70,000,000 shares authorized; 5,682,154 and 5,478,072 shares issued and outstanding (excluding 16,210,346 and 16,414,428 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	568	548
Additional paid-in capital	8,744,751	6,611,441
Accumulated deficit	(3,745,311)	(1,611,982)
Total Stockholders’ Equity	5,000,008	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,777,633	$174,011,548

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating and formation costs	$1,198,324	$273,652	$2,374,511	$549,031
Loss from operations	(1,198,324)	(273,652)	(2,374,511)	(549,031)

Other (expenses) income:
Interest earned on marketable securities held in Trust Account	4,325	43,276	8,606	1,147,848
Interest Expense – Promissory Note	(552,973)	(88,687)	(1,039,311)	(93,560)
Change in fair value of private warrants liabilities	217,800	594,000	534,600	990,000
Change in fair value of Convertible promissory note, net – related party	180,794	238,079	737,287	322,470
Other (expenses) income, net	(150,054)	786,668	241,182	2,366,758

(Loss) Income before income taxes	(1,348,378)	513,016	(2,133,329)	1,817,727
Benefit from (Provision for) income taxes	—	48,373	—	(126,084)
Net (loss) income	$(1,348,378)	$561,389	$(2,133,329)	$1,691,643

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,337,862	10,328,183	16,375,933	10,332,300

Basic and diluted net (loss) income per share. Common stock subject to possible redemption	$—	$—	$—	$0.09

Basic and diluted weighted average shares outstanding, Common stock	5,554,638	5,197,872	5,516,567	4,991,550

Basic and diluted net (loss) income per share, Common stock	$(0.24)	$0.10	$(0.39)	$0.16

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	5,478,072	$548	$6,611,441	$(1,611,982)	$5,000,007

Change in value of common stock subject to possible redemption	80,872	8	784,942	-	784,951
Net loss	-	-	-	(784,951)	(784,951)
Balance – March 31, 2021	5,558,944	$556	$7,396,383	$(2,396,933)	$5,000,007

Change in value of common stock subject to possible redemption	123,210	12	1,348,368	-	1,348,379
Net loss	-	-	-	(1,348,378)	(1,348,378)
Balance – June 30, 2021	5,682,154	$568	$8,744,751	$(3,745,311)	$5,000,008

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 (As Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	4,312,500	$431	$24,569	$(2,199)	$22,801
Sale of 17,250,000 Units, net of underwriting discount and offering expenses	17,250,000	1,725	168,079,001	—	168,080,726
Sale of 330,000 Private Units, net of warrant liability	330,000	33	3,065,667	-	3,065,700
Contribution in excess of fair value of sale of 1,650,000 Private Warrants	-	-	478,500	-	478,500
Common stock subject to possible redemption	(16,694,628)	(1,669)	(167,776,305)	-	(167,777,974)
Net Income	-	-	-	1,130,254	1,130,254
Balance – March 31, 2020	5,197,872	$520	$3,871,432	$1,128,055	$5,000,007

Changes in value of common stock subject to redemption	(50,949)	(6)	(561,383)	-	(561,389)

Net Income				561,389	561,389
Balance – June 30, 2020	5,146,923	$514	$3,310,049	$1,689,444	$5,000,007

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
		As Restated
Cash Flows from Operating Activities:
Net (loss) income	$(2,133,329)	$1,691,643
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,606)	(1,147,848)
Interest Expense – Promissory Note	1,039,311	93,560
Change in fair value of private warrants liability	(534,600)	(990,000)
Change in fair value of Convertible promissory note, net – related party	(737,287)	(322,470)
Changes in operating assets and liabilities:
Prepaid expenses	(26,893)	(21,500)
Other asset	(50,000)	—
Accrued expenses	831,990	97,880
Income taxes payable	—	126,084
Net cash used in operating activities	(1,619,414)	(472,651)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,500,000)
Cash withdrawn from trust account for taxes	262,680	—
Net cash provided by (used in) investing activities	262,680	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Units	—	3,300,000
Proceeds from sale of Private Warrants	—	1,650,000
Advances from related party	—	164,753
Repayment of advances from related party	—	(796,119)
Proceeds from promissory note – related party	300,000	—
Proceeds from Convertible promissory note – related party	1,000,000	1,000,000
Payment of offering costs	—	(355,490)
Net cash provided by financing activities	1,300,000	174,013,144

Net Change in Cash	(56,734)	1,040,493
Cash – Beginning of period	309,849	24,970
Cash – End of period	$253,115	$1,065,463

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	——	$166,647,190
Change in value of common stock subject to possible redemption	$(2,133,329)	$(1,609,253)
Initial classification of private warrants liability		$1,405,800
Initial classification of Convertible promissory note, net – related party	1,087,401	492,165
Offering costs included in accrued offering costs	$—	$13,459

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company or companies for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from assets held in the Trust Account, interest expense from the amortization of the debt discount on our promissory note and recognizes changes in the fair value of derivative liabilities as other income (expense).

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

JUNE 30, 2021

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

The Company will have until August 13, 2021 (subject to its right to extend the period of time to consummate a Business Combination for up to an additional three months if the Sponsor agrees to deposit $569,250 in the Trust Account for each one month extension) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject (in each case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. See note 9 for details regarding extension of the business combination and amendments to business combination agreements.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Liquidity and Going Concern

As of June 30, 2021, the Company had cash of $253,115 held outside of the Trust Account, total current liabilities of $1,481,989 which excludes franchise taxes payable of $50,000, of which such amount will be paid from interest earned on the Trust Account. For the six months ended June 30, 2021, we incurred a net loss of $2,133,329 and used $1,569,414 cash from operating activities.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through September 13, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. See note 9 for details regarding extension of the business combination and additional financing.

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

JUNE 30, 2021

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 27, 2021, which contains the audited financial statements and notes thereto. The Company restated the condensed consolidated financial statements for the period ended March 31, 2020 and for the year ended December 31, 2020 in its previously filed Form 10-K. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested in U.S. Treasury securities.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months and six months ended June 30, 2021, the Company recorded no income tax expense.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,230,000 shares of common stock in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive. There were no dilutive securities for the period ended June 30, 2021 or December 31, 2020. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 As Restated	2021	2020 As Restated
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	4,325	43,276	8,606	1,147,848
Less: interest available to be withdrawn for payment of taxes	(4,325)	—	(8,606)	(237,639)
Net income	$—	$43,276	$—	$910,209

Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,337,862	10,328,183	16,375,933	10,332,300

Basic and diluted net income per share, Common stock subject to possible redemption	$(0.00)	$0.00	$(0.00)	$0.09

Non-Redeemable Common Stock
Numerator: Net (loss) income minus Net (loss) Earnings
Net (loss) income	$(1,348,378)	$561,389	$(2,133,329)	$1,691,643
Less: Income attributable to common stock subject to possible redemption	—	(43,276)	—	(910,209)
Non-redeemable net income (loss)	$(1,348,378)	$518,113	$(2,133,329)	$781,434

Basic and diluted weighted average shares outstanding, Common Stock	5,554,638	5,197,872	5,516,567	4,991,550

Basic and diluted net (loss) income per common share	$(0.24)	$0.10	$(0.39)	$0.16

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

The Company assessed the provisions of the convertible promissory note under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to a discount on the promissory note. The discount will be amortized over the life of the Note. For the three and six months ended June 30, 2021, $552,973 and $1,039,311, respectively, were included within interest expense. To calculate the value of the embedded derivative we utilized a “with” and “without” approach. In the “with” scenario we valued the convertible promissory notes using a Black-Scholes model as it was determined that on a business combination, a holder would likely convert into private warrants, which were themselves valued using a Black-Scholes model and are considered to be a Level 3 fair value measurement (see Note 8). In the “without” scenario, we valued the repayment of the notional value of the convertible promissory note using a risk-adjusted discounted cash flow model. The primary unobservable inputs utilized in determining the fair value of the conversion option are volatility and credit spread.

For the 2021 Note, the assumptions used to value the conversion option were consistent with those utilized in the Company’s Black-Scholes valuation for private warrants and are detailed below:

	January 29, 2021	June 30, 2021(2)
Expected volatility (%)	17.5%	12.2%
Risk-free interest rate (%)	0.54%	0.90%
Expected dividend yield (%)	0.0%	0.0%
Contractual term (years)	0.5	0.17
Conversion price(1)	((1))	((1))
Underlying share price	10.28	9.99
Convertible notes amount	$1,000,000	$2,000,000
Fair value of the conversion feature (3)	$1,087,401	$1,163,000

(1)	The conversion price is $10.00 per unit and/or $1.00 per warrant
(2)	June 30, 2021 reflects the inputs for the fair value assumptions for the 2020 Note, 2021 Note, and private warrants
(3)	The fair value adjustments for both the 2020 Note and 2021 Note are included in the June 30, 2021 column

The following table presents the change in the fair value of conversion option:

	2020 Note	2021 Note
Fair value as of January 1, 2020	$-	$-
Initial measurement on March 26, 2020	492,165	-
Change in valuation inputs and other assumptions	320,721	-
Fair value as of December 31, 2020	$812,886	$-
Initial measurement on January 29, 2021		1,087,401
Change in valuation inputs and other assumptions	(231,385)	(505,901)
Fair value as of June 30, 2021	$581,500	$581,500

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 10, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended June 30, 2021 and 2020, the Company incurred and paid $30,000 in fees for these services. For the six months ended June 30, 2021 and 2020, the Company incurred and paid $60,000 in fees for these services.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Note 7 — Stockholders’ Equity

Preferred Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 70,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,670,615 and 5,478,072 shares of common stock issued and outstanding, excluding 16,221,885 and 16,414,428 shares of common stock subject to possible redemption, respectively.

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

JUNE 30, 2021

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$173,402,529

Liabilities
Private warrants liability	2	$1,445,400
Convertible component of convertible promissory note	3	$1,163,000

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

The private placement warrants and the convertible component of the convertible promissory note (collectively, the “Derivative Instruments”) were accounted for as liabilities in accordance with ASC 815-40 and are presented within the private warrant liabilities and convertible promissory note, net – related party on our condensed consolidated balance sheets. The instruments are measured at fair value at inception and on a recurring basis, with changes in fair value presented within Change in fair value of private warrant liabilities and Change in fair value of Convertible promissory note, net – related party in the condensed consolidated statements of operations.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the aggregate values of the private warrants and the convertible component of convertible promissory note were $1,445,400 and $1,163,000, respectively. The fair value assumptions are included in Note 5.

The following tables present the changes in the fair value of private warrants and the convertible component of Convertible promissory note:

Private Warrants
Fair value as of December 31, 2020	$1,980,000
Change in fair value	(534,600)
Fair value as of June 30, 2021	$1,445,400

Convertible Components
Fair value as of December 31, 2020	$812,886
Convertible Components issued in 2021	1,087,401
Change in fair value	(737,287)
Fair value as of June 30, 2021	$1,163,000

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

True Harvest

On July 2, 2021, the Company entered into an amendment (the “True Harvest Amendment No.1”) to the True Harvest Holdings, Inc. Asset Purchase Agreement, dated as of March 12, 2021. Pursuant to True Harvest Amendment No. 1, the table in Section 1.05(c) of the Purchase Agreement was deleted and replaced with the following table:

36 Month Price Point
Percentage of Earnout	Flower Production - average price
0%	<$2,199
20%	$2,200-$2,199
50%	$2,200-$2,499
80%	$2,500-$2,799
100%	$2,800+

In addition, pursuant to the True Harvest Amendment No. 1, a new Section 1.05.1 Hurdle Amount is added to the Purchase Agreement, whereby the purchase price of True Harvest would be adjusted by the addition of (i) up to a maximum of four million seven hundred thousand dollars ($4,700,000) added to the principal amount of the secured note to be issued at closing and (ii) up to a maximum of one million four hundred thousand dollars ($1,400,000) of additional debt to be assumed by the Buyer at closing, in each case, subject to True Harvest achieving certain revenue targets, as well as True Harvest having constructed eight grow rooms in a condition ready to accept plants for grow prior to closing, in each case as set forth in the True Harvest Amendment No. 1. Also in addition, pursuant to the True Harvest Amendment No. 1, the “drop dead” date for closing was amended to be November 30, 2021.

Theraplant

On August 10, 2021, the Company entered into an amendment (the “Theraplant Amendment No.1”) to the Agreement and Plan of Merger dated as of March 12, 2021, by and among the Company, GNRS CT Merger Sub, LLC, Theraplant and Shareholder Representative Services LLC (the “Merger Agreement”).

Pursuant to the Theraplant Amendment No. 1, the purchase price of Theraplant would be adjusted by the addition of the issuance registered shares of the Company’s common stock, par value $10.00 per share, in the aggregate amount of Fifty Million Dollars ($50,000,000). Theraplant’s selling shareholders will receive customary registration rights in connection with the issuance of shares of the Company’s common stock as part of the merger consideration. Also in addition, pursuant to the Theraplant Amendment No. 1, the “drop dead” date for closing was amended to be November 30, 2021.

The Theraplant Amendment No.1 also provides that the Company shall bear (i) 50% of all documented accounting transaction expenses incurred by Theraplant in connection with the auditor review of the Theraplant’s 2021 first quarter financial statements and (ii) all documented legal, accounting and other transaction expenses of Theraplant incurred in connection with the Merger from and after the date of the Theraplant Amendment No. 1.

Extension of Business Combination

On August 8, 2021, the Sponsor provided notification to Continental Stock Transfer & Trust Company that it was exercising its option to extend the time available in order to consummate a Business Combination with the target businesses to September 13, 2021 and by depositing $569,250 into the Trust Account. The Sponsor has the right to exercise its right to extend the time available to consummate a Business Combination for up to two additional months.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Senior Secured Loan

On July 30, 2021, the Company entered into a commitment letter (the “Commitment Letter”) with SunStream Bancorp Inc. (“Sunstream”), pursuant to which Sunstream committed to provide, subject to the satisfaction of customary closing conditions stipulated in the Commitment Letter, a multi-tranche senior secured loan (the “Loan”) to the Company. The proceeds of the Loan are expected to be used (i) to consummate one or more of the Company’s previously announced Business Combinations and (ii) for general working capital purposes.

The Loan consists of $78.1 million of loan principal including an initial tranche of $52.1 million (“Tranche I”) on the closing date of the Loan and second tranche of $26.0 million (“Tranche II”) available prior to the 12-month anniversary of the closing date of the Loan, in each case.

The Loan will be collateralized by a senior secured first-priority lien over all of the assets of the Company and its subsidiaries, subject to to-be-agreed upon carve-outs and exceptions. The Loan matures 48 months following the closing date of the Loan and has an interest rate, payable monthly, of 11.9% per annum on the outstanding principal. The Loan amortizes at a rate of 15.0% of outstanding principal per annum, beginning on the 24-month anniversary of the closing date of the Loan.

Tranche I of the Loan is prepayable, at Greenrose’s option, prior to the 36-month anniversary of the closing of the loan, subject to certain fees. In addition, Tranche II of the Loan is prepayable, at the Company’s option, prior to the 36-month anniversary of the Tranche II drawdown date, subject to certain fees.

The Company has also agreed to pay to Sunstream certain additional fees customary to transactions of this type.

In connection with the Loan commitments, Sunstream will be issued warrants with a five-year term to acquire additional shares of common stock of Greenrose with terms substantially similar to the warrants issued to the Company’s sponsors in connection with the initial public offering of the Company.

In addition, the Loan will be subject to the Company’s compliance with certain on-going financial covenants customary to other senior secured loans of this type, as will be negotiated by Sunstream and the Company in the course of ongoing due diligence by Sunstream prior to funding of the Loan.

In connection with the Commitment Letter, the Company and Sunstream have agreed to deal exclusively with one another until the earlier of September 30, 2021 or the closing of one or more of the Company’s previously announced Business Combinations with respect to any financing proposals similar to the financings contemplated by the Loan commitments.

Tranche I of the Loan is anticipated to close substantially simultaneously with the consummation of one or more of the Company’s previously announced Business Combinations.

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

True Harvest

On July 2, 2021, the Company entered into an amendment (the “True Harvest Amendment No.1”) to the True Harvest Holdings, Inc. Asset Purchase Agreement, dated as of March 12, 2021. Pursuant to True Harvest Amendment No. 1, the table in Section 1.05(c) of the Purchase Agreement was deleted and replaced with the following table:

36 Month Price Point
Percentage of Earnout	Flower Production - average price
0%	<$2,199
20%	$2,200-$2,199
50%	$2,200-$2,499
80%	$2,500-$2,799
100%	$2,800+

In addition, pursuant to the True Harvest Amendment No. 1, a new Section 1.05.1 Hurdle Amount is added to the Purchase Agreement, whereby the purchase price of True Harvest would be adjusted by the addition of (i) up to a maximum of four million seven hundred thousand dollars ($4,700,000) added to the principal amount of the secured note to be issued at closing and (ii) up to a maximum of one million four hundred thousand dollars ($1,400,000) of additional debt to be assumed by the Buyer at closing, in each case, subject to True Harvest achieving certain revenue targets, as well as True Harvest having constructed eight grow rooms in a condition ready to accept plants for grow prior to closing, in each case as set forth in the True Harvest Amendment No. 1. Also in addition, pursuant to the True Harvest Amendment No. 1, the “drop dead” date for closing was amended to be November 30, 2021.

Theraplant

On August 10, 2021, the Company entered into an amendment (the “Theraplant Amendment No.1”) to the Agreement and Plan of Merger dated as of March 12, 2021, by and among the Company, GNRS CT Merger Sub, LLC, Theraplant and Shareholder Representative Services LLC (the “Merger Agreement”).

Pursuant to the Theraplant Amendment No. 1, the purchase price of Theraplant would be adjusted by the addition of the issuance registered shares of the Company’s common stock, par value $10.00 per share, in the aggregate amount of Fifty Million Dollars ($50,000,000). Theraplant’s selling shareholders will receive customary registration rights in connection with the issuance of shares of the Company’s common stock as part of the merger consideration. Also in addition, pursuant to the Theraplant Amendment No. 1, the “drop dead” date for closing was amended to be November 30, 2021.

The Theraplant Amendment No.1 also provides that the Company shall bear (i) 50% of all documented accounting transaction expenses incurred by Theraplant in connection with the auditor review of the Theraplant’s 2021 first quarter financial statements and (ii) all documented legal, accounting and other transaction expenses of Theraplant incurred in connection with the Merger from and after the date of the Theraplant Amendment No. 1.

Extension of Business Combination

On August 8, 2021, the Sponsor provided notification to Continental Stock Transfer & Trust Company that it was exercising its option to extend the time available in order to consummate a Business Combination with the target businesses to September 13, 2021 and by depositing $569,250 into the Trust Account. The Sponsor has the right to exercise its right to extend the time available to consummate a Business Combination for up to two additional months.

Results of Operations

Our only activities from August 26, 2019 (inception) through June 30, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $1,348,378, which consists of operating costs of $1,198,324, interest expense for promissory notes of $552,973, offset by a decrease in the fair value of private warrants liability of $217,800, a decrease in the fair value of the convertible promissory note of $180,794 and interest income on marketable securities held in the Trust Account of $4,325.

For the six months ended June 30, 2021, we had net loss of $2,133,329, which consists of operating costs of $2,374,511, interest expense of $1,039,311, offset by a decrease in the fair value of private warrants liability of $534,600, a decrease in the fair value of the convertible promissory note of $737,287 and interest income on marketable securities held in the Trust Account of $8,606.

For the three months ended June 30, 2020, we had net income of $561,389, which consists of interest income on marketable securities held in the Trust Account of $43,276, an increase in the fair value of private warrants liability of $594,000, an increase in the fair value of the convertible promissory note of $238,079, a benefit from income taxes of $48,373 offset by operating costs of $273,652 and interest expense of $88,687.

For the six months ended June 30, 2020, we had net income of $1,691,643, which consists of interest income on marketable securities held in the Trust Account of $1,147,848, an increase in the fair value of private warrants liability of $990,000, an increase in the fair value of the convertible promissory note of $322,470 offset by operating costs of $549,031, a provision for income taxes of $126,084 and interest expense of $93,560.

The Company exited their position of face value $173,750,000 US T-bills for accreted interest of $1,031,879 on March 9, 2020, for shorter duration US Treasuries, due to the decline in the interest rates at the onset of the COVID-19 Pandemic.  The interest rates decline at the onset of the COVID-19 Pandemic, resulted in the assets held in the escrow to increase, and the resulting accretion was recorded as interest income. The interest rates remained low throughout 2020 and 2021, resulting in lower interest earned the remaining part of the year, and the three-months ended March 31, 2021.  As required by its formation documents, all income earned by the trust resides with the trust for the benefit of its shareholders should they elect to redeem all or a portion of their shares prior to a business combination.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $173,402,529 (including approximately $1,165,209 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we withdrew $262,680 of interest earned on the Trust Account to pay our taxes.

For the six months June 30, 2021, cash used in operating activities was $1,619,414, which was comprised of our net loss of $2,133,329 less interest earned on marketable securities held in the Trust Account of $8,606, a decrease in the fair value of private warrants liability of $534,600, a decrease in the fair value of the convertible promissory note of $737,287, interest expense of $1,039,311, and changes in operating assets and liabilities provided $755,097 of cash for operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $472,651. Net income of $1,691,643 was affected by interest earned on marketable securities held in the Trust Account of $1,147,848, interest expense of $93,560, an increase in the fair value of private warrants liability of $990,000 and an increase in the fair value of the convertible promissory note of $322,470. Changes in operating assets and liabilities provided $202,464 of cash for operating activities.

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

As of June 30, 2021, we had cash of $253,115. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of notes may be convertible into Private Units, at a price of $10.00 per Private Unit, and/or Private Warrants, at a price of $1.00 per Private Warrant. The units and warrants would be identical to the Private Units and Private Warrants sold in the Private Placement. On March 26, 2020, we issued an unsecured promissory note (the “2020 Note”) in the principal amount of $1,000,000 to the Sponsor. The 2020 Note is non-interest bearing and payable upon the consummation of a Business Combination. The 2020 Note may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the Private Warrants. On January 29, 2021, we issued an unsecured promissory note (the “2021 Note”) in the principal amount of $1,000,000 to the Sponsor. The 2021 Note is non-interest bearing and payable upon the consummation of a Business Combination. The 2021 Note may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the Private Warrants. On June 22, 2021, the Company issued an unsecured non-interest bearing promissory note in the principal amount of $300,000 to Greenrose Associates LLC, and is payable upon the consummation of the Business Combination.

We have concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. We will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through September 13, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Senior Secured Loan

On July 30, 2021, the Company entered into a commitment letter (the “Commitment Letter”) with SunStream Bancorp Inc. (“Sunstream”), pursuant to which Sunstream committed to provide, subject to the satisfaction of customary closing conditions stipulated in the Commitment Letter, a multi-tranche senior secured loan (the “Loan”) to the Company. The proceeds of the Loan are expected to be used (i) to consummate one or more of the Company’s previously announced Business Combinations and (ii) for general working capital purposes.

The Loan consists of $78.1 million of loan principal including an initial tranche of $52.1 million (“Tranche I”) on the closing date of the Loan and second tranche of $26.0 million (“Tranche II”) available prior to the 12-month anniversary of the closing date of the Loan, in each case.

The Loan will be collateralized by a senior secured first-priority lien over all of the assets of the Company and its subsidiaries, subject to to-be-agreed upon carve-outs and exceptions. The Loan matures 48 months following the closing date of the Loan and has an interest rate, payable monthly, of 11.9% per annum on the outstanding principal. The Loan amortizes at a rate of 15.0% of outstanding principal per annum, beginning on the 24-month anniversary of the closing date of the Loan.

Tranche I of the Loan is prepayable, at Greenrose’s option, prior to the 36-month anniversary of the closing of the loan, subject to certain fees. In addition, Tranche II of the Loan is prepayable, at the Company’s option, prior to the 36-month anniversary of the Tranche II drawdown date, subject to certain fees.

The Company has also agreed to pay to Sunstream certain additional fees customary to transactions of this type.

In connection with the Loan commitments, Sunstream will be issued warrants with a five-year term to acquire additional shares of common stock of Greenrose with terms substantially similar to the warrants issued to the Company’s sponsors in connection with the initial public offering of the Company.

In addition, the Loan will be subject to the Company’s compliance with certain on-going financial covenants customary to other senior secured loans of this type, as will be negotiated by Sunstream and the Company in the course of ongoing due diligence by Sunstream prior to funding of the Loan.

In connection with the Commitment Letter, the Company and Sunstream have agreed to deal exclusively with one another until the earlier of September 30, 2021 or the closing of one or more of the Company’s previously announced Business Combinations with respect to any financing proposals similar to the financings contemplated by the Loan commitments.

Tranche I of the Loan is anticipated to close substantially simultaneously with the consummation of one or more of the Company’s previously announced Business Combinations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Derivative Instruments

We account for the Derivative Instruments in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Derivative Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Derivative Instruments as liabilities at their fair value and adjust the Derivative Instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Black-Scholes model. The fair value of the convertible promissory note was estimated using a Black-Scholes model.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. Treasury securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our year-end financial statements on May 27, 2021 had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements” in Company’s Annual Report on Form 10-K/A for the year ending December 31, 2020 filed with the SEC on May 27, 2021.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENROSE ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ William F. Harley III
	Name:	William F. Harley III
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Jeffrey Stegner
	Name:	Jeffrey Stegner
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)