Form 10-Q
period 2021-09-30
Greenrose Acquisition Corp.
filed 2021-11-22
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 22, 2021, 21,892,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

GREENROSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREENROSE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$102,081	$309,849
Prepaid expenses	66,536	45,096
Total Current Assets	168,617	354,945

Marketable securities held in Trust Account	174,507,917	173,656,603
Other asset	50,000	—
TOTAL ASSETS	$174,726,534	$174,011,548

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accrued expenses	$2,015,264	$399,999
Promissory note – related party	1,095,000	—
Total Current Liabilities	3,110,264	399,999

Derivative Liability - Private Warrants	1,168,200	1,980,000
Convertible promissory note, net – related party	2,751,948	1,593,605
TOTAL LIABILITIES	7,030,412	3,973,604

Commitments

Common stock subject to possible redemption; 17,250,000 shares at redemption value at September 30, 2021 and December 31, 2020	174,457,917	173,439,148

Permanent Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 70,000,000 shares authorized; 4,642,500 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	464	464
Additional paid-in capital	—	—
Accumulated deficit	(6,762,259)	(3,401,668)
Total Permanent Deficit	(6,761,795)	(3,401,204)
TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$174,726,534	$174,011,548

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,
	2021	2020	2021	2020
		(Restated)		(Restated)
Operating and formation costs	$1,203,002	$436,062	$3,577,513	$985,093
Loss from operations	(1,203,002)	(436,062)	(3,577,513)	(985,093)

Other (expenses) income:
Interest earned on marketable securities held in Trust Account	4,378	4,377	12,984	1,152,225
Interest Expense – Promissory Note	(78,319)	(89,662)	(1,117,630)	(183,222)
Change in fair value of private warrants liabilities	277,200	(59,400)	811,800	930,600
Change in fair value of Convertible promissory note, net – related party	222,000	(22,676)	959,287	299,794
Other (expenses) income, net	425,259	(167,361)	666,441	2,199,397

(Loss) Income before income taxes	(777,743)	(603,423)	(2,911,072)	1,214,304
Benefit from (Provision for) income taxes	—	90,338	—	(35,746)
Net (loss) income	$(777,743)	$(513,085)	$(2,911,072)	$1,178,558

Basic and diluted weighted average shares outstanding, Common stock	21,892,500	21,892,500	21,892,500	19,069,434

Basic and diluted net (loss) income per share, Common stock	$(0.04)	$(0.02)	$(0.13)	$0.06

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

STATEMENTS OF CHANGES IN PERMANENT DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (restated)	4,642,500	$464	$—	$(3,401,668)	$(3,401,204)

Accretion of carrying value to redemption value	—	—	—	15,964	15,964
Net loss	—	—	—	(784,951)	(784,951)
Balance – March 31, 2021 (restated)	4,642,500	$464	$—	$(4,170,655)	$(4,170,191)

Accretion of carrying value to redemption value	—	—	—	70,655	70,655
Net loss	—	—	—	(1,348,378)	(1,348,378)
Balance – June 30, 2021 (restated)	4,642,500	$464	$—	$(5,448,378)	$(5,447,914)

Capital contribution to Trust Account	—	—	569,250	—	(569,250)
Accretion of carrying value to redemption value	—	—	(569,250)	(536,138)	(1,105,388)
Net loss	—	—	—	(777,743)	(777,743)
Balance – September 30, 2021	4,642,500	$464	$—	$(6,762,259)	$(6,761,795)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2020	4,312,500	$431	$24,569	$(2,199)	$22,801
Sale of 330,000 Private Units, net of warrant liability	330,000	33	3,065,667	—	3,065,700
Contribution in excess of fair value of sale of 1,650,000 Private Warrants	—	—	478,500	—	478,500
Accretion of carrying value to redemption value	—	—	(3,568,736)	(1,739,853)	(5,308,589)
Net Income	—	—	—	1,130,254	1,130,254
Balance – March 31, 2020 (restated)	4,642,500	$464	$—	$(611,798)	$(611,334)

Accretion of carrying value to redemption value	—	—	—	(50,849)	(50,849)
Net Income	—	—	—	561,389	561,389
Balance – June 30, 2020 (restated)	4,642,500	$464	$—	$(101,258)	$(100,794)

Accretion of carrying value to redemption value	—	—	—	(26,315)	(26,315)
Net loss	—	—	—	(513,085)	(513,085)
Balance – September 30, 2020 (restated)	4,642,500	$464	$—	$(640,658)	$(640,194)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,
	2021	2020
		(Restated)
Cash Flows from Operating Activities:
Net (loss) income	$(2,911,072)	$1,178,558
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(12,984)	(1,152,225)
Interest Expense – Promissory Note	1,117,630	183,222
Change in fair value of private warrants liability	(811,800)	(930,600)
Change in fair value of Convertible promissory note, net – related party	(959,287)	(299,794)
Changes in operating assets and liabilities:
Prepaid expenses	(21,440)	(6,299)
Other asset	(50,000)	—
Accrued expenses	1,615,265	235,988
Income taxes payable	—	35,746
Net cash used in operating activities	(2,033,688)	(755,404)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(569,250)	(172,500,000)
Cash withdrawn from trust account for taxes	300,170	—
Net cash used in investing activities	(269,080)	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Units	—	3,300,000
Proceeds from sale of Private Warrants	—	1,650,000
Advances from related party	—	164,753
Repayment of advances from related party	—	(796,119)
Proceeds from promissory note – related party	1,095,000	—
Proceeds from Convertible promissory note – related party	1,000,000	1,000,000
Payment of offering costs	—	(368,949)
Net cash provided by financing activities	2,095,000	173,999,685

Net Change in Cash	(207,768)	744,281
Cash – Beginning of period	309,849	24,970
Cash – End of period	$102,081	$769,251

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	—	$172,500,000
Change in value of common stock subject to possible redemption	$1,018,769	$966,479
Initial classification of private warrants liability	—	$1,405,800
Initial classification of Convertible promissory note, net – related party	1,087,401	492,165
Offering costs included in accrued offering costs	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On March 12, 2021, the Company entered into definitive agreements to acquire four cannabis companies. The companies are Shango Holdings Inc. (Shango), Futureworks LLC (d/b/a The Health Center), Theraplant, LLC, and True Harvest, LLC. As part of the acquisition, the company formed wholly owned subsidiaries to effect the business combinations: i) GNRS NV Merger Sub, Inc., a Nevada corporation on March 10, 2021, ii) GNRS CT Merger Sub, LLC, a Connecticut limited liability company on March 5, 2021, iii) Futureworks Holdings, Inc. a Delaware corporation on March 11, 2021, and iv) True Harvest Holdings, Inc., a Delaware corporation on March 10, 2021, (see Note 7).

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company or companies for a Business Combination and working towards the consummation of the Business Combination more fully described in Note 7. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from assets held in the Trust Account, interest expense from the amortization of the debt discount on our promissory note and recognizes changes in the fair value of derivative liabilities as other income (expense).

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

Following the closing of the Initial Public Offering on February 13, 2020, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Securities was placed in a trust account (the “Trust Account”) located in the United States, which will be only invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Securities, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully complete a Business Combination.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and Imperial have agreed to vote their Founder’s Shares (as defined in Note 6), Private Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Company will have until August 13, 2021 (subject to its right to extend the period of time to consummate a Business Combination for up to an additional three months if the Sponsor agrees to deposit $569,250 in the Trust Account for each one month extension) to complete a Business Combination (the “Combination Period”). See note 11 for details regarding extension of the business combination and amendments to business combination agreements. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject (in each case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Extension of Business Combination

On August 11, 2021, Greenrose notified Continental Stock Transfer & Trust Company that it was exercising its option to extend the time available to consummate a Business Combination with the target businesses by an additional month, thereby extending the de-SPAC deadline from August 13, 2021 to September 13, 2021. Furthermore, in accordance with Investment Management Trust Agreement between Greenrose Acquisition Corp and Continental Stock Transfer & Trust Company, February 11, 2020, Greenrose authorized the trustees to deposit $569,250 into the trust account. The Sponsor has the right to exercise its right to extend the time available to consummate a Business Combination for up to two additional months.

On September 8, 2021, Greenrose notified Continental Stock Transfer & Trust Company that it was exercising its option to extend the time available to consummate a Business Combination with the target businesses by an additional month, thereby extending the de-SPAC deadline from September 13, 2021 to October 13, 2021. Furthermore, in accordance with Investment Management Trust Agreement between Greenrose and Continental Stock Transfer & Trust Company, dated to February 11, 2020, Greenrose authorized the trustees to deposit $569,250 into the trust account.

On October 8, 2021 and October 27, 2021, the Company extended the dates by which the Company has to consummate a business combination from October 13, 2021 to November 13, 2021 and then to November 30, 2021 (see Note 11).

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

Liquidity and Going Concern

As of September 30, 2021, the Company had cash of $102,081 held outside of the Trust Account, total current liabilities of $3,110,264 which excludes franchise taxes payable of $50,000, of which such amount will be paid from interest earned on the Trust Account. For the nine months ended September 30, 2021, we incurred a net loss of $2,911,072 and used $2,033,688 cash from operating activities.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 30, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. See note 11 for details regarding extension of the business combination and additional financing.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. (see Note 8 for discussion of permanent equity).

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In connection with the change in presentation for the common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to all common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, all common stock share pro rata in the income (loss) of the Company.

The impact of the revision on the Company’s financial statements is reflected in the following table.

(Unaudited)
Balance Sheet as of February 13, 2020 (restated)	As Previously Reported	Restatement Adjustment	As Restated
Common stock subject to possible redemption	$144,147,194	$5,852,806	$150,000,000
Common stock	$521	$(59)	$462
Additional paid-in capital	$5,002,212	$(5,002,212)	$—
Accumulated deficit	$(2,731)	$(850,535)	$(853,266)
Total Permanent Equity (Deficit)	$5,000,001	$(5,852,806)	$(852,805)
Number of shares subject to possible redemption	14,414,719	581,281	15,000,000

Balance Sheet as of March 31, 2020 (restated)
Common stock subject to possible redemption	$167,777,974	$5,611,341	$173,389,315
Common stock	$520	$(56)	$464
Additional paid-in capital	$3,871,432	$(3,871,432)	$—
Accumulated deficit	$1,128,055	$(1,739,853)	$(611,798)
Total Permanent Equity (Deficit)	$5,000,007	$(5,611,341)	$(611,334)
Number of shares subject to possible redemption	16,691,744	558,256	17,250,000

Balance Sheet as of June 30, 2020 (restated)
Common stock subject to possible redemption	$168,339,363	$5,100,801	$173,440,164
Common stock	$514	$(50)	$464
Additional paid-in capital	$3,310,049	$(3,310,049)	$—
Accumulated deficit	$1,689,444	$(1,790,702)	$(101,258)
Total Permanent Equity (Deficit)	$5,000,007	$(5,100,801)	$(100,794)
Number of shares subject to possible redemption	16,745,577	504,423	17,250,000

Balance Sheet as of September 31, 2020 (restated)
Common stock subject to possible redemption	$167,826,278	$5,640,201	$173,466,479
Common stock	$520	$(56)	$464
Additional paid-in capital	$3,823,128	$(3,823,128)	$—
Accumulated deficit	$1,176,359	$(1,817,017)	$(640,658)
Total Permanent Equity (Deficit)	$5,000,007	$(5,640,201)	$(640,194)
Number of shares subject to possible redemption	16,692,005	557,995	17,250,000

Balance Sheet as of December 31, 2020 (restated)
Common stock subject to possible redemption	$165,037,937	$8,401,211	$173,439,148
Common stock	$548	$(84)	$464
Additional paid-in capital	$6,611,441	$(6,611,441)	$—
Accumulated deficit	$(1,611,982)	$(1,789,686)	$(3,401,668)
Total Permanent Equity (Deficit)	$5,000,007	$(8,401,211)	$(3,401,204)
Number of shares subject to possible redemption	16,414,428	835,572	17,250,000

Balance Sheet as of March 31, 2021 (restated)
Common stock subject to possible redemption	$164,252,986	$9,170,198	$173,423,184
Common stock	$556	$(92)	$464
Additional paid-in capital	$7,396,384	$(7,396,384)	$—
Accumulated deficit	$(2,396,933)	$(1,773,722)	$(4,170,655)
Total Permanent Equity (Deficit)	$5,000,007	$(9,170,198)	$(4,170,191)
Number of shares subject to possible redemption	16,333,556	916,444	17,250,000

Balance Sheet as of June 30, 2021 (restated)
Common stock subject to possible redemption	$162,904,607	$10,447,922	$173,352,529
Common stock	$568	$(104)	$464
Additional paid-in capital	$8,744,751	$(8,744,751)	$—
Accumulated deficit	$(3,745,311)	$(1,703,067)	$(5,448,378)
Total Permanent Equity (Deficit)	$5,000,008	$(10,447,922)	$(5,447,914)
Number of shares subject to possible redemption	16,210,346	1,039,654	17,250,000

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Previously Reported: Redeemable and Non-Redeemable	Restatement Adjustment	As Restated: Common Stock
Statement of Operations for the Three Month Period Ended March 31, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,664,719	(16,664,719)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$(0.05)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	4,785,228	8,607,052	13,392,280
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$0.06	$0.02	$0.08

Statement of Operations for the Three Month Period Ended June 30, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,694,628	(16,694,628)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	5,197,872	16,694,628	21,892,500
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$0.10	$(0.07)	$0.03

Statement of Operations for the Six Month Period Ended June 30, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,684,442	(16,684,442)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$(0.05)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	4,991,550	12,650,840	17,642,390
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$0.16	$(0.06)	$0.10

Statement of Operations for the Three Month Period Ended September 30, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,745,577	(16,745,577)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	5,146,923	16,745,577	21,892,500
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$(0.10)	$0.08	$(0.02)

Statement of Operations for the Nine Period Ended September 30, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,708,896	(16,708,896)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$(0.05)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	5,043,719	14,025,715	19,069,434
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$0.05	$0.01	$0.06

Statement of Operations for the Year Ended December 31, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,704,070	(16,704,070)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$(0.05)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	5,083,127	14,695,930	19,779,057
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$(0.49)	$0.41	$(0.08)

Statement of Operations for the Three Month Period Ended March 31, 2021 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,414,428	(16,414,428)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	5,478,072	16,414,428	21,892,500
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$(0.14)	$0.10	$(0.04)

Statement of Operations for the Three Month Period Ended June 30, 2021 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,337,862	(16,337,862)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	5,554,638	16,337,862	21,892,500
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$(0.24)	$0.18	$(0.06)

Statement of Operations for the Six Month Period Ended June 30, 2021 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,375,933	(16,375,933)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	5,516,567	16,375,933	21,892,500
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$(0.39)	$0.29	$(0.10)

Statement of Changes in Permanent Equity (Deficit) for the Three Months Ended March 31, 2020 (restated)
Sale of 17,250,000 Units, net of underwriting discounts, offering costs and warrant liability	$168,080,726	$(168,080,726)	$—
Common stock subject to possible redemption	$(167,777,974)	$167,777,974	$—
Change in value of common stock subject to redemption	$302,752	$(302,752)	$—
Accretion for common stock subject to redemption amount	$—	$(5,308,589)	$(5,308,589)

Statement of Changes in Permanent Equity (Deficit) for the Three Months Ended June 30, 2020 (restated)
Change in value of common stock subject to redemption	$(561,389)	$561,389	$—
Accretion for common stock subject to redemption amount	$—	$(50,849)	$(50,849)

Statement of Changes in Permanent Equity (Deficit) for the Three Months Ended September 30, 2020 (restated)
Change in value of common stock subject to redemption	$513,085	$(513,085)	$—
Accretion for common stock subject to redemption amount	$—	$(26,315)	$(26,315)

Statement of Changes in Permanent Equity (Deficit) for the Three Months Ended December 31, 2020 (restated)
Change in value of common stock subject to redemption	$2,788,341	$(2,788,341)	$—
Accretion for common stock subject to redemption amount	$—	$27,331	$27,331

Statement of Changes in Permanent Equity (Deficit) for the Three Months Ended March 30, 2021 (restated)
Change in value of common stock subject to redemption	$784,950	$(784,950)	$—
Accretion for common stock subject to redemption amount	$—	$15,964	$15,964

Statement of Changes in Permanent Equity (Deficit) for the Three Months Ended June 30, 2021 (restated)
Change in value of common stock subject to redemption	$1,348,380	$(1,348,380)	$—
Accretion for common stock subject to redemption amount	$—	$70,655	$70,655

Non-Cash investing and financing activities:	As Previously Reported	Restatement Adjustments	As Restated
Statement of Cash Flows for the Period Ended March 31, 2020 (restated)
Initial classification of common stock subject to possible redemption	$166,647,190	$5,852,810	$172,500,000
Change in value of common stock subject to possible redemption	$1,130,784	$(241,469)	$889,315

Statement of Cash Flows for the Period Ended June 30, 2020 (restated)
Initial classification of common stock subject to possible redemption	$166,647,190	$5,852,810	$172,500,000
Change in value of common stock subject to possible redemption	$(1,609,253)	$2,549,417	$940,164

Statement of Cash Flows for the Period Ended September 30, 2020 (restated)
Initial classification of common stock subject to possible redemption	$166,647,190	$5,852,810	$172,500,000
Change in value of common stock subject to possible redemption	$1,179,088	$(212,609)	$966,479

Statement of Cash Flows for the Year Ended December 31, 2020 (restated)
Initial classification of common stock subject to possible redemption	$166,647,190	$5,852,810	$172,500,000
Change in value of common stock subject to possible redemption	$(1,609,253)	$2,548,401	$939,148

Statement of Cash Flows for the Period Ended March 30, 2021 (restated)
Change in value of common stock subject to possible redemption	$(784,951)	$784,951	$—

Statement of Cash Flows for the Period Ended June 30, 2021 (restated)
Change in value of common stock subject to possible redemption	$(2,133,329)	$2,133,329	$—

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 3 — Summary of Significant Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 27, 2021, which contains the audited financial statements and notes thereto. The Company restated the condensed consolidated financial statements for the period ended September 30, 2020 and for the year ended December 31, 2020 in its previously filed Form 10-K. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the common stock reflected in the condensed consolidated balance sheet and at December 31, 2020, the common stock reflected in the consolidated balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Common stock issuance costs	(4,419,274)
Plus:
Accretion of carrying value to redemption value	5,358,422

Common stock subject to possible redemption at December 31, 2020	173,439,148
Plus:
Accretion of carrying value to redemption value	1,018,769
Common stock subject to possible redemption at September 30, 2021	$174,457,917

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months and nine months ended September 30, 2021, the Company recorded no income tax expense.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common share outstanding for the period. The Company applies the two-class method in calculating income (loss) per share. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,230,000 shares of common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$(777,743)	$(513,085)	$(2,911,072)	$1,178,558
Denominator:
Basic and diluted weighted average stock outstanding	21,892,500	21,892,500	21,892,500	19,069,434
Basic and diluted net income (loss) per common share	$(0.04)	$(0.02)	$(0.13)	$0.06

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The Company assessed the provisions of the convertible promissory note under ASC 815-15. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to a discount on the promissory note. The discount will be amortized over the life of the Note. For the three and nine months ended September 30, 2021, $267,372 and $1,306,683, respectively, were included within interest expense. To calculate the value of the embedded derivative we utilized a “with” and “without” approach. In the “with” scenario we valued the convertible promissory notes using a Black-Scholes model as it was determined that on a business combination, a holder would likely convert into private warrants, which were themselves valued using a Black-Scholes model and are considered to be a Level 3 fair value measurement (see Note 10). In the “without” scenario, we valued the repayment of the notional value of the convertible promissory note using a risk-adjusted discounted cash flow model. The primary unobservable inputs utilized in determining the fair value of the conversion option are volatility and credit spread.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

For the 2020 and 2021 Notes, the assumptions used to value the conversion option were consistent with those utilized in the Company’s Black-Scholes valuation for private warrants and are detailed below:

	January 29, 2021	September 30, 2021(2)
Expected volatility (%)	17.5%	10.1%
Risk-free interest rate (%)	0.54%	1.00%
Expected dividend yield (%)	0.0%	0.0%
Contractual term (years)	0.5	0.12
Conversion price(1)	((1))	((1))
Underlying share price	10.28	10.08
Convertible notes amount	$1,000,000	$2,000,000
Fair value of the conversion feature (3)	$1,087,401	$941,000

(1)	The conversion price is $10.00 per unit and/or $1.00 per warrant
(2)	September 30, 2021 reflects the inputs for the fair value assumptions for the 2020 Note, 2021 Note, and private warrants
(3)	The fair value adjustments for both the 2020 Note and 2021 Note are included in the September 30, 2021 column

The following table presents the change in the fair value of conversion option:

	2020 Note	2021 Note
Fair value as of January 1, 2020	$-	$-
Initial measurement on March 26, 2020	492,165	-
Change in valuation inputs and other assumptions	320,721	-
Fair value as of December 31, 2020	$812,886	$-
Initial measurement on January 29, 2021		1,087,401
Change in valuation inputs and other assumptions	(342,385)	(616,901)
Fair value as of September 30, 2021	$470,500	$470,500

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

On June 18, 2021, the Company issued an unsecured promissory note (the “Note”), in the principal amount of $300,000 to Greenrose Associates LLC (the “Sponsor”), the Company’s sponsor and owner of more than 10% of the Company’s issued and outstanding Common Stock, evidencing a loan in the amount of $300,000. The Note is non-interest bearing and payable upon the consummation of a business combination.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

On August 26, 2021, the Company issued an unsecured promissory note (the “Note”), in the principal amount of $450,000 to Greenrose Associates LLC (the “Sponsor”), the Company’s sponsor and owner of more than 10% of the Company’s issued and outstanding Common Stock, evidencing a loan in the amount of $450,000. The Note is non-interest bearing and payable upon the consummation of a business combination.

On September 9, 2021, Greenrose Acquisition Corp. (“Greenrose” or the “Company”) issued an unsecured promissory note (the “Note”), in the principal amount of $180,000 to Greenrose Associates LLC (the “Sponsor”), the Company’s sponsor and owner of more than 10% of the Company’s issued and outstanding Common Stock, evidencing a loan in the amount of $180,000. The Note is non-interest bearing and payable upon the consummation of a business combination.

On September 20, 2021, Greenrose Acquisition Corp. (“Greenrose” or the “Company”) issued an unsecured promissory note (the “Note”), in the principal amount of $65,000 to Greenrose Associates LLC (the “Sponsor”), the Company’s sponsor and owner of more than 10% of the Company’s issued and outstanding Common Stock, evidencing a loan in the amount of $65,000. The Note is non-interest bearing and payable upon the consummation of a business combination.

On October 1, 2021, Greenrose Acquisition Corp. (“Greenrose” or the “Company”) issued an unsecured promissory note (the “Note”) in the principal amount of $100,000 to Greenrose Associates LLC (the “Sponsor”), the Company’s sponsor and owner of more than 10% of the Company’s issued and outstanding Common Stock, evidencing a loan in the amount of $100,000. The Note is non-interest bearing and payable upon the consummation of a business combination.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 10, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2021 and 2020, the Company incurred and paid $30,000 and $30,000 in fees for these services, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred and paid $90,000 and $80,000 in fees for these services, respectively.

Note 7 — Commitments and Contingencies

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Merger Agreement

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

Vendor Agreements

On December 15, 2020, the Company entered into an agreement with a vendor to provide accounting advisory services. The agreement requires that the Company pay $10,000 per month based on an agreed hourly time and materials rate for work performed with any additional services to be only payable upon the consummation of a Business Combination. As of September 30, 2021, the Company had paid $60,000 pursuant to this agreement and has incurred an additional 441,790 of which an additional $30,000 is included in accrued expenses and would become due upon a successful Business Combination.

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

On October 9, 2020, the Company entered into an agreement with a vendor to provide investor relations services related to the Company’s Business Combination. The agreement requires that the Company pay $15,000 upon commencement of the agreement plus reimbursement for any out-of-pocket expenses. In addition, the Company has agreed to pay a $100,000 fee only upon the consummation of a Business Combination. The agreement also requires the continuation of investor relations services for a minimum of six months subsequent to the consummation of a Business Combination at the rate of $15,000 per month.

On September 1, 2021, the Company entered into an agreement with a vendor to provide multimedia services related to the Company’s Business Combination and virtual investor event. This agreement requires that the Company pay $32,500 when the current financing closes-the consummation of a Business Combination. The agreement will terminate on August 31, 2022.

Note 8 — Common Stock Subject To Possible Redemption

Common Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 70,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 4,642,500 shares of Common stock issued and outstanding, excluding 17,250,000 shares of Common stock subject to possible redemption which are presented as temporary equity.

Note 9 — Stockholders’ Equity

Preferred Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$174,507,917

Liabilities
Private warrants liability	2	$1,168,200
Convertible component of convertible promissory note	3	$941,000

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

As of September 30, 2021, the aggregate values of the private warrants and the convertible component of convertible promissory note were $1,168,200 and $941,000, respectively. The fair value assumptions are included in Note 6.

The following tables present the changes in the fair value of private warrants and the convertible component of Convertible promissory note:

Private Warrants
Fair value as of December 31, 2020	$1,980,000
Change in fair value	(811,800)
Fair value as of September 30, 2021	$1,168,200

Convertible Components
Fair value as of December 31, 2020	$812,886
Convertible Components issued in 2021	1,087,401
Change in fair value	(959,286)
Fair value as of September 30, 2021	$941,000

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

GREENROSE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Promissory Note

On October 1, 2021, Greenrose issued an unsecured promissory note in the principal amount of $100,000 to the Company’s Sponsor and owner of more than 10% of the Company’s issued and outstanding Common Stock, evidencing a loan in the amount of $100,000. The note is non-interest bearing and payable upon the consummation of a business combination.

Business Combination Extension

On October 8, 2021, Greenrose notified Continental Stock Transfer & Trust Company that it was exercising its option to extend the time available to consummate a Business Combination with the target businesses by an additional month, thereby extending the de-SPAC deadline from October 13, 2021 to November 13, 2021. Furthermore, in accordance with the Investment Management Trust Agreement between Greenrose and Continental Stock Transfer & Trust Company, dated February 11, 2020, Greenrose authorized the trustees to deposit $569,250 into the trust account on October 13, 2021.

On October 27, 2021, the stockholders approved to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from November 13, 2021 to November 30, 2021. The amended and restated certificate of incorporation of the Company was filed with the Secretary of State of the State of Delaware on November 9, 2021.

Non-Redemption Agreement

In order to help facilitate the closing of Greenrose’s previously announced Qualified Business Combinations (as defined in the Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on October 5, 2021 (the “Proxy”)), on October 20, 2021, Greenrose Acquisition Corp. (“Greenrose” or the “Company”) and YA II PN, LTD. (the “Investor”), a Cayman Islands exempt limited partnership and an affiliate of Yorkville Advisors Global, LP, entered into a Non-Redemption Agreement (the “Non-Redemption Agreement”), pursuant to which the Investor has agreed to commit to purchase (collectively, the “Purchased Shares”) up to 1,000,000 shares common stock of the Company, $0.0001 par value per share, in open market transactions or in private transactions from the certain selling shareholders who are not affiliated with the Company, at a purchase price not to exceed $10.14 per share, or a combination of the foregoing.

Standby Equity Purchase Agreement

On October 20, 2021, Greenrose and the Investor, entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”), whereby the Investor agreed to purchase from the Company up to $100 million of the Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price per share of 96% multiplied by the lowest daily volume weighted average price of shares during regular trading hours as reported by Bloomberg L.P. of the Company’s common stock during the three (3) consecutive trading days commencing on the advance notice date.

Registration Rights Agreement

In connection with the entry of the Non-Redemption Agreement, Greenrose entered into a Registration Rights Agreement with the Investor (the “Yorkville Registration Rights Agreement”) pursuant to which Greenrose agrees that to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the Common Stock requested to be included in such registration statement (the “Resale Registration Statement”), and Greenrose shall use its best efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof, but in no event later than the 45th calendar day following the filing of the Resale Registration Statement (or, the fifth calendar day following the date on which the Company is notified by the SEC that the Resale Registration Statement will not be or is no longer subject to further review and comments.

Amendment No. 2 to True Harvest Asset Purchase Agreement

On October 28, 2021, Company entered into an amendment (“Amendment No. 2”) to the Purchase Agreement. Pursuant to Amendment No. 2, Greenrose and True Harvest agreed that the Purchase Price Adjustment for the year 2021 will be calculated using the cumulative year-to-date revenue of the Business as of September 30, 2021.

Cancellation of Commitment for Senior Secured Loan

On November 8, 2021, SunStream Bancorp Inc. (“Sunstream”) notified the Company that the conditions precedent in connection with the previously announced financing have not been satisfied, and until such time as they are satisfied, Sunstream was not prepared to proceed with the proposed financing. In addition, on November 8, 2021, Sunstream waived the Company’s obligation to deal exclusively with Sunstream and indicated its support of the Company’s exploration of alternative financing sources. Sunstream also communicated its agreement to revisit financing opportunities at a future date, including on a co-lending basis.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements for the periods from March 31, 2020 through to June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of the public common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a restatement error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock subject to possible redemption.

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

On October 28, 2021, Company entered into an amendment (“Amendment No. 2”) to the Purchase Agreement. Pursuant to Amendment No. 2, Greenrose and True Harvest agreed that the Purchase Price Adjustment for the year 2021 will be calculated using the cumulative year-to-date revenue of the Business as of September 30, 2021.

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

Extension of Business Combination

On August 11, 2021, Greenrose notified Continental Stock Transfer & Trust Company that it was exercising its option to extend the time available to consummate a Business Combination with the target businesses by an additional month, thereby extending the de-SPAC deadline from August 13, 2021 to September 13, 2021. Furthermore, in accordance with Investment Management Trust Agreement between Greenrose Acquisition Corp and Continental Stock Transfer & Trust Company, dated February 11, 2020, Greenrose authorized the trustees to deposit $569,250 into the trust account. The Sponsor has the right to exercise its right to extend the time available to consummate a Business Combination for up to two additional months.

On September 8, 2021, Greenrose notified Continental Stock Transfer & Trust Company that it was exercising its option to extend the time available to consummate a Business Combination with the target businesses by an additional month, thereby extending the de-SPAC deadline from September 13, 2021 to October 13, 2021. Furthermore, in accordance with Investment Management Trust Agreement between Greenrose and Continental Stock Transfer & Trust Company, dated to February 11, 2020, Greenrose authorized the trustees to deposit $569,250 into the trust account.

On October 8, 2021, Greenrose notified Continental Stock Transfer & Trust Company that it was exercising its option to extend the time available to consummate a Business Combination with the target businesses by an additional month, thereby extending the de-SPAC deadline from October 13, 2021 to November 13, 2021. Furthermore, in accordance with the Investment Management Trust Agreement between Greenrose and Continental Stock Transfer & Trust Company, dated February 11, 2020, Greenrose authorized the trustees to deposit $569,250 into the trust account on October 13, 2021.

On October 27, 2021, the stockholders approved to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from November 13, 2021 to November 30, 2021.

Results of Operations

Our only activities from August 26, 2019 (inception) through September 30, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net loss of $777,743, which consists of interest expense for promissory notes of $78,319, a decrease in the fair value of private warrants liability of $277,200, a decrease in the fair value of the convertible promissory note of $222,000 and interest income on marketable securities held in the Trust Account of $4,378, offset by operating expenses of $1,203,002.

For the nine months ended September 30, 2021, we had net loss of $2,911,072, which consists of interest expense of $1,117,630, a decrease in the fair value of private warrants liability of $811,800, a decrease in the fair value of the convertible promissory note of $959,287 and interest income on marketable securities held in the Trust Account of $12,984, offset by operating expenses of $3,577,513.

For the three months ended September 30, 2020, we had net loss of $513,085, which consists of interest expense related to promissory note of $89,662, change in fair value of private warrant liability of $59,400, a change in fair value of convertible promissory note related party of $22,676 and interest income on marketable securities held in the Trust Account of $4,377, offset by operating expenses of $436,062, and a benefit for income taxes of $90,338.

For the nine months ended September 30, 2020, we had net income of $1,178,558, which consists of interest income on marketable securities held in the Trust Account of $1,152,225, an increase in the fair value of private warrants liability of $930,600, an increase in the fair value of the convertible promissory note of $299,794 and interest expense related to promissory note of $183,222 offset by operating costs of $985,093, and a provision for income taxes of $35,746.

The Company exited their position of face value $173,750,000 US T-bills for accreted interest of $1,031,879 on March 9, 2020, for shorter duration US Treasuries, due to the decline in the interest rates at the onset of the COVID-19 Pandemic.  The interest rates decline at the onset of the COVID-19 Pandemic, resulted in the assets held in the escrow to increase, and the resulting accretion was recorded as interest income. The interest rates remained low throughout 2020 and 2021, resulting in lower interest earned the remaining part of the year, and the nine months ended September 30, 2021.  As required by its formation documents, all income earned by the trust resides with the trust for the benefit of its shareholders should they elect to redeem all or a portion of their shares prior to a business combination.

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

As of September 30, 2021, we had marketable securities held in the Trust Account of $174,507,917 (including approximately $1,170,000 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we withdrew $300,170 of interest earned on the Trust Account to pay our taxes.

For the nine months September 30, 2021, cash used in operating activities was $2,033,688, which was comprised of our net loss of $2,911,072 less interest earned on marketable securities held in the Trust Account of $12,984, a decrease in the fair value of private warrants liability of $811,800, a decrease in the fair value of the convertible promissory note of $959,287, interest expense of $1,117,630, and changes in operating assets and liabilities provided $1,543,825 of cash for operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $755,404. Net income of $1,178,558 was affected by interest earned on marketable securities held in the Trust Account of $1,152,225, interest expense of $183,222, an increase in the fair value of private warrants liability of $930,600 and an increase in the fair value of the convertible promissory note of $299,794. Changes in operating assets and liabilities provided $265,435 of cash for operating activities.

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

As of September 30, 2021, we had cash of $102,081. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of notes may be convertible into Private Units, at a price of $10.00 per Private Unit, and/or Private Warrants, at a price of $1.00 per Private Warrant. The units and warrants would be identical to the Private Units and Private Warrants sold in the Private Placement. On March 26, 2020, we issued an unsecured promissory note (the “2020 Note”) in the principal amount of $1,000,000 to the Sponsor. The 2020 Note is non-interest bearing and payable upon the consummation of a Business Combination. The 2020 Note may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the Private Warrants. On January 29, 2021, we issued an unsecured promissory note (the “2021 Note”) in the principal amount of $1,000,000 to the Sponsor. The 2021 Note is non-interest bearing and payable upon the consummation of a Business Combination. The 2021 Note may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the Private Warrants. On June 22, 2021, the Company issued an unsecured non-interest bearing promissory note in the principal amount of $300,000, on September 9, 2021 the  Company issued an unsecured non-interest bearing promissory note in the principal amount of $180,000, on September 20, 2021 an unsecured non-interest bearing promissory note in the principal amount of $65,000, and on October 1, 2021 an unsecured non-interest bearing promissory note in the principal amount of $100,000, each of which is to Greenrose Associates LLC and is payable upon the consummation of the Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged a vendor to provide accounting advisory services. The agreement requires that we pay $10,000 per month based on an agreed hourly time and materials rate for work performed with any additional services to be only payable upon the consummation of a Business Combination. As of September 30, 2021, we had paid $65,000 pursuant to this agreement and have incurred an additional $441,790 of which an additional $30,000 is included in accrued expenses, and would become due upon a successful Business Combination.

We have also entered into an agreement with a vendor to provide investor relations services related to the Company’s Business Combination. The agreement requires that us to pay $15,000 upon commencement of the agreement plus reimbursement for any out-of-pocket expenses. In addition, we have agreed to pay a $100,000 fee only upon the consummation of a Business Combination. The agreement also requires the continuation of investor relations services for a minimum of six months subsequent to the consummation of a Business Combination at the rate of $15,000 per month.

We also entered into an agreement with a vendor to provide multimedia services related to the Company’s Business Combination and virtual investor event. This agreement requires that the Company pay $32,500 when the current financing closes-the consummation of a Business Combination. The agreement will terminate on August 31, 2022.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Income (loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. Treasury securities. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, June 30, 2021 and September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amendment No. 1 to Asset Purchase Agreement dated as of July 2, 2021, by and among True Harvest, LLC, an Arizona limited liability company, Greenrose Acquisition Corp, a Delaware corporation, and True Harvest Holdings, Inc., a Delaware corporation[1]
2.2	Amendment No. 1 to the Agreement and Plan of Merger dated as Of March 12, 2021, by and among Greenrose Acquisition Corp., GNRS CT Merger Sub, LLC, Theraplant, LLC and Shareholder Representative Services LLC dated as of August 10, 2021[2]
4.1	Promissory Note in the principal amount of $450,000 dated August 26, 2021[3]
4.2	Promissory Note in the principal amount of $180,000 dated September 9, 2021[4]
4.3	Promissory note in the principal amount of $65,000 dated September 20, 2021[5]
4.4	Promissory Note in the principal amount of $100,000 dated October 1, 2021[6]
10.1	Non-Redemption Agreement dated October 20, 2021[7]
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2021.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2021.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2021.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2021.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2021.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2021.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENROSE ACQUISITION CORP.

Date: November 22, 2021	By:	/s/ William F. Harley III
	Name:	William F. Harley III
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Jeffrey Stegner
	Name:	Jeffrey Stegner
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)