Form 10-K/A
period 2020-12-31
Greenrose Holding Co Inc.
filed 2021-12-03
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

Commission File Number 001-39217

GREENROSE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-2845696
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

111 Broadway Amityville, NY	11701
(Address of principal executive offices)	(zip code)

(516) 346-5270

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of common stock and one redeemable warrant	OTC Pink
Common stock, par value $0.0001 per share	OTCQX
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	OTCQB

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

As of November 30, 2021, 11,630,812 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Greenrose Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 2), or this Annual Report, to amend our Annual Report on Form 10-K, or this Amendment, for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 11, 2021, as amended on May 27, 2021, or the “Original Filing”, to restate our consolidated financial statements for the period ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021, as amended on May 27, 2021, (the “Original Financial Statements”). We are also restating the financial statements as of February 13, 2020; and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Original Financial Statements”) in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, management has noted a reclassification adjustment related to temporary equity and permanent equity.. The Company previously determined the value of such common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the Public Shares underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

 As a result, on November 19, 2021, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”), concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company has not amended its Current Report on Form 8-K filed on February 20, 2020 or its quarterly reports on Forms 10-Q for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020, filed on May 8, 2020, August 11, 2020, and November 13, 2020, respectively, for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

Internal Control and Disclosure Controls Consideration

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.
●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II – Item 8. Financial Statements and Supplementary Data.
●	Part II – Item 9A. Controls and Procedures.
●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. This Amendment does not reflect adjustments for events occurring after March 10, 2021, the date of the filing of the Original Filing, except for items discussed in Note 11 – Subsequent Events of the financial statements included herein and except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

Our officers and directors do not commit their full time to our affairs. We expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

As described elsewhere in this report, we have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.

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

As a result of the material weakness, referred to in the preceding risk factor, the Restatement, the change in accounting for complex financial instruments, and other matters raised or that may in the future be raised relating to any material weakness, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such potential claim, litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our accompanying financial statements and Item 9A: Controls and Procedures, both contained herein.

Additionally, Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the public shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stocks resulted in charges against additional paid-in capital and accumulated deficit.

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,230,000 shares of common stock in the aggregate. As of December 31, 2020 and 2019, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

In connection with the restatement of our financial statements included in this Annual Report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for financial instruments. Notwithstanding the material weakness described below, our management has concluded that our restated audited financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for complex transactions.

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

Restatement of Previously Issued Financial Statements

On November 19, 2021,  we re-evaluated our prior position on accounting for complex financial instruments and concluded that our previously issued financial statements as of and for the year ended December 31, 2020 should not be relied upon. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of December, 2021.

GREENROSE ACQUISITION CORP.

By:	/s/ William F. Harley III
Name:	William F. Harley III
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William F. Harley III	Chief Executive Officer and Director	December 2, 2021
William F. Harley III	(Principal Executive Officer)

/s/ Paul Wimer	President and Chief Operating Officer	December 2, 2021
Paul Wimer

/s/ Jeffrey Stegner	Chief Financial Officer	December 2, 2021
Jeffrey Stegner	(Principal Financial and Accounting Officer)

/s/ Daniel Harley	Executive Vice President – Business Development and Director	December 2, 2021
Daniel Harley

/s/ Brendan Sheehan	Executive Vice President – Corporate Strategy and	December 2, 2021
Brendan Sheehan	Investor Relations and Director

/s/ Steven Cummings	Director	December 2, 2021
Steven Cummings

/s/ John Falcon	Chairman	December 2, 2021
John Falcon

/s/ Thomas Megale	Director	December 2, 2021
Thomas Megale

/s/ John Torrance, III	Director	December 2, 2021
John Torrance, III

GREENROSE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

(RESTATED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Greenrose Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Greenrose Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in permanent (deficit) equity and cash flows for the year ended December 31, 2020 and for the period from August 26, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from August 26, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statement

As discussed in Note 2, the accompanying balance sheet as of December 31, 2020 and the related statements of operations, changes in permanent (deficit) equity and cash flows for the year ended December 31, 2020, have been restated.

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

New York, NY

March 10, 2021, except for the effects of the restatement disclosed in Note 2, - Amendment 1, and the subsequent events discussed in Note 11 as to which the date is May 27, 2021, and except for the effects of the restatement disclosed in Note 2 – Amendment 2, as to which the date is December 2, 2021.

GREENROSE ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2020	2019
	(As Restated)
ASSETS
Current assets
Cash	$309,849	$24,970
Prepaid expenses	45,096	28,872
Total Current Assets	354,945	53,842

Deferred offering costs	—	603,833
Marketable securities held in Trust Account	173,656,603	—
TOTAL ASSETS	$174,011,548	$657,675

LIABILITIES, TEMPORARY AND PERMANENT (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$399,999	$—
Accrued offering costs	—	3,508
Advances from related party	—	631,366
Total Current Liabilities	399,999	634,874

Private warrants liability	1,980,000	—
Convertible promissory note, net – related party	1,593,605	—
TOTAL LIABILITIES	3,973,604	634,874

Commitments

Common stock subject to possible redemption; 17,250,000 and no shares at redemption value at December 31, 2020 and 2019, respectively	173,439,148	—

Permanent (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 70,000,000 shares authorized; 4,642,500 and 4,312,500 shares issued and outstanding (excluding 17,250,000 and no shares subject to possible redemption) at December 31, 2020 and 2019 (1), respectively	464	431
Additional paid-in capital	—	24,569
Accumulated deficit	(3,401,668)	(2,199)
Total Permanent (Deficit) Equity	(3,401,204)	22,801
TOTAL LIABILITIES, TEMPORARY AND PERMANENT (DEFICIT) EQUITY	$174,011,548	$657,675

(1)	Share count at December 31, 2019 included up to 562,500 shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

GREENROSE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 26, 2019 (inception) Through December 31,
	2020	2019
	(As Restated)

Operating and formation costs	$1,598,581	$2,199
Loss from operations	(1,598,581)	(2,199)

Other income:
Interest earned on marketable securities held in Trust Account	1,156,603	—
Interest Expense	(272,884)
Change in fair value of private warrants liability	(574,200)
Change in fair value of Convertible promissory note, net – related party	(320,721)	—

Net loss	$(1,609,783)	$(2,199)

Basic and diluted weighted average shares outstanding, Common stock (1)	19,779,057	3,750,000

Basic and diluted net loss per share, Common stock	$(0.08)	$(0.00)

(1)	Excludes an aggregate of 562,500 shares that were subject to forfeiture at December 31, 2019.

The accompanying notes are an integral part of the financial statements.

GREENROSE ACQUISITION CORP.

STATEMENTS OF CHANGES IN PERMANENT DEFICIT EQUITY

YEAR ENDED DECEMBER 31, 2020

(As Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Permanent (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	4,312,500	$431	$24,569	$(2,199)	$22,801
Sale of 330,000 Private Units, net of warrant liability	330,000	33	3,065,667	-	3,065,700
Contribution in excess of fair value of sale of 1,650,000 Private Warrants	-	-	478,500	-	478,500
Interest income, net of withdrawals for Delaware franchise taxes paid				(1,031,906)	(1,031,906)
Accretion of carrying value to redemption value	-	-	(3,568,736)	(757,780)	(4,326,516)
Net loss	-	-	-	(1,609,783)	(1,609,783)
Balance – December 31, 2020	4,642,500	$464	$-	$(3,401,668)	$(3,401,204)

FOR THE PERIOD FROM AUGUST 26, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Permanent
	Shares	Amount	Capital	Deficit	Equity
Balance – August 26, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(2,199)	(2,199)

Balance – December 31, 2019	4,312,500	$431	$24,569	$(2,199)	$22,801

(1)	Included 562,500 shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

GREENROSE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 26, 2019 (inception) Through December 31,
	2020	2019
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(1,609,783)	$(2,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,156,603)	—
Interest expense	272,884	—
Change in fair value of private warrants liability	574,200
Change in fair value of Convertible promissory note, net – related party	320,721	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,224)	(28,872)
Accrued expenses	399,999	—
Net cash used in operating activities	(1,214,806)	(31,071)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—
Proceeds from sale of Private Units	3,300,000	—
Proceeds from sale of Private Warrants	1,650,000	—
Advances from related party	164,753	631,366
Repayment of advances from related party	(796,119)	—
Proceeds from Convertible promissory note – related party	1,000,000	—
Payment of offering costs	(368,949)	(600,325)
Net cash provided by financing activities	173,999,685	56,041

Net Change in Cash	284,879	24,970
Cash – Beginning of period	24,970	—
Cash – End of period	$309,849	$24,970

Non-Cash investing and financing activities:
Initial classification of private warrants liability	$1,405,800	$
Initial classification of Convertible promissory note, net – related party	$492,165	$—
Offering costs included in accrued offering costs	$—	$3,508

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

Amendment 1

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

BALANCE SHEETS

		February 13, 2020	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Private warrants liability	As Previously Reported	-	-	-	-	-
	Adjustments	1,405,800	1,009,800	415,800	475,200	1,980,000
	As Restated	1,405,800	1,009,800	415,800	475,200	1,980,000

Convertible promissory note, net – related party	As Previously Reported	-	1,000,000	1,000,000	1,000,000	1,000,000
	Adjustments	-	(79,518)	(228,910)	(116,572)	593,605
	As Restated	-	920,482	771,090	883,428	1,593,605

Total Liabilities	As Previously Reported	865,008	1,283,698	1,237,423	1,271,744	1,399,999
	Adjustments	1,405,800	930,282	186,890	358,618	2,573,605
	As Restated	2,270,808	2,213,980	1,424,313	1,630,362	3,973,604

Common stock subject to possible redemption	As Previously Reported	145,552,990	168,708,256	168,526,257	168,184,912	167,611,542
	Adjustments	(1,405,796)	(930,282)	(186,894)	(358,634)	(2,573,605)
	As Restated	144,147,194	167,777,974	168,339,363	167,826,278	165,037,937

Common stock	As Previously Reported	506	511	513	517	522
	Adjustments	15	9	1	3	26
	As Restated	521	520	514	520	548

Additional Paid-in Capital	As Previously Reported	5,002,230	4,346,959	4,528,956	4,870,297	5,443,662
	Adjustments	(19)	(475,527)	(1,218,907)	(1,047,169)	1,167,779
	As Restated	5,002,211	3,871,432	3,310,049	3,823,128	6,611,441

Accumulated Deficit	As Previously Reported	(2,731)	652,537	470,534	129,187	(444,177)
	Adjustments	-	475,518	1,218,910	1,047,172	(1,167,805)
	As Restated	(2,731)	1,128,055	1,689,444	1,176,359	(1,611,982)

Total Permanent Equity	As Previously Reported	5,000,005	5,000,007	5,000,003	5,000,001	5,000,007
	Adjustments	(4)	-	4	6	-
	As Restated	5,000,001	5,000,007	5,000,007	5,000,007	5,000,007

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

STATEMENTS OF CHANGES IN PERMANENT (DEFICIT) EQUITY

		March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Common stock	As Previously Reported	511	513	517	522
	Adjustments	9	1	3	26
	As Restated	520	514	520	548

Additional Paid-in Capital	As Previously Reported	4,346,959	4,528,956	4,870,297	5,443,662
	Adjustments	(475,527)	(1,218,907)	(1,047,169)	1,167,779
	As Restated	3,871,432	3,310,049	3,823,128	6,611,441

Accumulated Deficit	As Previously Reported	652,537	470,534	129,187	(444,177)
	Adjustments	475,518	1,218,910	1,047,172	(1,167,805)
	As Restated	1,128,055	1,689,444	1,176,359	(1,611,982)

Total Permanent Equity	As Previously Reported	5,000,007	5,000,003	5,000,001	5,000,007
	Adjustments	-	4	6	-
	As Restated	5,000,007	5,000,007	5,000,007	5,000,007

STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2020	Six Months Ended June 30, 2020	Nine Months Ended September 30, 2020	Year Ended December 31, 2020
Net income (loss)	As Previously Reported	654,736	472,733	131,386	(441,978)
	Adjustments	475,518	1,218,910	1,047,172	(1,167,805)
	As Restated	1,130,254	1,691,643	1,178,558	(1,609,783)

Change in fair value of private warrants liability	As Previously Reported	-	-	-	-
	Adjustments	(396,000)	(990,000)	(930,600)	574,200
	As Restated	(396,000)	(990,000)	(930,600)	574,200

Change in fair value of Convertible promissory note, net – related party	As Previously Reported	-	-	-	-
	Adjustments	(84,391)	(322,470)	(299,794)	320,721
	As Restated	(84,391)	(322,470)	(299,794)	320,721

Interest Expense	As Previously Reported	-	-	-	-
	Adjustments	4,873	93,560	183,222	272,884
	As Restated	4,873	93,560	183,222	272,884

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Amendment 2

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

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of February 13, 2020 (restated)	As Previously Reported	Restatement Adjustment	As Restated
Common stock subject to possible redemption	$144,147,194	$5,852,806	$150,000,000
Common stock	$521	$(59)	$462
Additional paid-in capital	$5,002,212	$(5,002,212)	$—
Accumulated deficit	$(2,731)	$(850,535)	$(853,266)
Total Permanent (Deficit) Equity	$5,000,001	$(5,852,806)	$(852,805)
Number of shares subject to possible redemption	14,414,719	581,281	15,000,000

Balance Sheet as of March 31, 2020 (restated)
Common stock subject to possible redemption	$167,777,974	$5,611,341	$173,389,315
Common stock	$520	$(56)	$464
Additional paid-in capital	$3,871,432	$(3,871,432)	$—
Accumulated deficit	$1,128,055	$(1,739,853)	$(611,798)
Total Permanent (Deficit) Equity	$5,000,007	$(5,611,341)	$(611,334)
Number of shares subject to possible redemption	16,691,744	558,256	17,250,000

Balance Sheet as of June 30, 2020 (restated)
Common stock subject to possible redemption	$168,339,363	$5,100,801	$173,440,164
Common stock	$514	$(50)	$464
Additional paid-in capital	$3,310,049	$(3,310,049)	$—
Accumulated deficit	$1,689,444	$(1,790,702)	$(101,258)
Total Permanent (Deficit) Equity	$5,000,007	$(5,100,801)	$(100,794)
Number of shares subject to possible redemption	16,745,577	504,423	17,250,000

Balance Sheet as of September 31, 2020 (restated)
Common stock subject to possible redemption	$167,826,278	$5,640,201	$173,466,479
Common stock	$520	$(56)	$464
Additional paid-in capital	$3,823,128	$(3,823,128)	$—
Accumulated deficit	$1,176,359	$(1,817,017)	$(640,658)
Total Permanent (Deficit) Equity	$5,000,007	$(5,640,201)	$(640,194)
Number of shares subject to possible redemption	16,692,005	557,995	17,250,000

Balance Sheet as of December 31, 2020 (restated)
Common stock subject to possible redemption	$165,037,937	$8,401,211	$173,439,148
Common stock	$548	$(84)	$464
Additional paid-in capital	$6,611,441	$(6,611,441)	$—
Accumulated deficit	$(1,611,982)	$(1,789,686)	$(3,401,668)
Total Permanent (Deficit) Equity	$5,000,007	$(8,401,211)	$(3,401,204)
Number of shares subject to possible redemption	16,414,428	835,572	17,250,000

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported: Redeemable and Non-Redeemable	Restatement Adjustment	As Restated: Common Stock
Statement of Operations for the Three Month Period Ended March 31, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,664,719	(16,664,719)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$(0.05)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	4,785,228	8,607,052	13,392,280
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$0.06	$0.02	$0.08

Statement of Operations for the Three Month Period Ended June 30, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,694,628	(16,694,628)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	5,197,872	16,694,628	21,892,500
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$0.10	$(0.07)	$0.03

Statement of Operations for the Six Month Period Ended June 30, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,684,442	(16,684,442)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$(0.05)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	4,991,550	12,650,840	17,642,390
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$0.16	$(0.06)	$0.10

Statement of Operations for the Three Month Period Ended September 30, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,745,577	(16,745,577)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	5,146,923	16,745,577	21,892,500
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$(0.10)	$0.08	$(0.02)

Statement of Operations for the Nine Period Ended September 30, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,708,896	(16,708,896)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$(0.05)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	5,043,719	14,025,715	19,069,434
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$0.05	$0.01	$0.06

Statement of Operations for the Year Ended December 31, 2020 (restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,704,070	(16,704,070)	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$(0.05)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock, Common Stock	5,083,127	14,695,930	19,779,057
Basic and diluted net loss per share, Non-redeemable common stock, Common Stock	$(0.49)	$0.41	$(0.08)

Statement of Changes in Permanent (Deficit) Equity for the Three Months Ended March 31, 2020 (restated)
Sale of 17,250,000 Units, net of underwriting discounts, offering costs and warrant liability	$168,080,726	$(168,080,726)	$—
Common stock subject to possible redemption	$(167,777,974)	$167,777,974	$—
Change in value of common stock subject to redemption	$302,752	$(302,752)	$—
Interest income, net of withdrawals for Delaware franchise taxes paid	$—	$(1,031,894)	$(1,031,894)
Accretion for common stock subject to redemption amount	$—	$(4,276,695)	$(4,276,695)
Statement of Changes in Permanent (Deficit) Equity for the Three Months Ended June 30, 2020 (restated)
Change in value of common stock subject to redemption	$(561,389)	$561,389	$—
Interest income, net of withdrawals for Delaware franchise taxes paid	$—	$(12)	$(12)
Accretion for common stock subject to redemption amount	$—	$(50,837)	$(50,837)

Statement of Changes in Permanent (Deficit) Equity for the Three Months Ended September 30, 2020 (restated)
Change in value of common stock subject to redemption	$513,085	$(513,085)	$—
Accretion for common stock subject to redemption amount	$—	$(26,315)	$(26,315)

Statement of Changes in Permanent (Deficit) Equity for the Three Months Ended December 31, 2020 (restated)
Change in value of common stock subject to redemption	$2,788,341	$(2,788,341)	$—
Decretion for common stock subject to redemption amount	$—	$27,331	$27,331

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Non-Cash investing and financing activities:	As Previously Reported	Restatement Adjustments	As Restated
Statement of Cash Flows for the Period Ended March 31, 2020 (restated)
Initial classification of common stock subject to possible redemption	$166,647,190	$(166,647,190)	$—
Change in value of common stock subject to possible redemption	$1,130,784	$(1,130,784)	$—

Statement of Cash Flows for the Period Ended June 30, 2020 (restated)
Initial classification of common stock subject to possible redemption	$166,647,190	$(166,647,190)	$—
Change in value of common stock subject to possible redemption	$(1,609,253)	$1,609,253	$—

Statement of Cash Flows for the Period Ended September 30, 2020 (restated)
Initial classification of common stock subject to possible redemption	$166,647,190	$(166,647,190)	$—
Change in value of common stock subject to possible redemption	$1,179,088	$(1,179,088)	$—

Statement of Cash Flows for the Year Ended December 31, 2020 (restated)
Initial classification of common stock subject to possible redemption	$166,647,190	$(166,647,190)	$—
Change in value of common stock subject to possible redemption	$(1,609,253)	$1,609,253	$—

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

Convertible Instruments

The Company accounts for its promissory notes that feature conversion options in accordance with ASC No. 815, Derivatives and Hedging Activities (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to a discount on the promissory note. The discount will be amortized over the life of the note.

Common Stock Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)

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

At December 31, 2020, the common stock reflected in the consolidated balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Common stock offering costs	(4,419,274)
Proceeds net of underwriting discounts, offering costs and warrant liability	168,080,726
Plus:
Interest income, net of withdrawals for Delaware franchise taxes paid	1,031,906
Accretion of carrying value to redemption value	4,326,516

Common stock subject to possible redemption at December 31, 2020	$173,439,148

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Net Income (Loss) per Common Share (Restated, see Note 2 - Amendment 1)

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

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

Net Income (Loss) Per Common Share (Restated, see Note 2 – Amendment 2)

The Company applies the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common share outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per share as the redemption value approximates fair value.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,230,000 shares of common stock in the aggregate. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2020	For The Period From August 26, 2019 (Inception) Through December 31, 2019
	Common Stock	Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(1,609,783)	$(2,199)
Denominator:
Basic and diluted weighted average stock outstanding	19,779,057	3,750,000
Basic and diluted net loss per common share	$(0.08)	$—

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

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. (see Note 10)

Recent Accounting Standards

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

As of December 31, 2020, the Company owed $1,593,605 in principal before a debt discount of $780,719 comprised of $272,884 in accrued interest (included in interest expense) and $691,057 of discount on its outstanding convertible promissory notes. The fair value of the conversion feature was $812,886. As of December 31, 2019, the Company did not have any outstanding convertible promissory notes.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8 — PERMANENT (DEFICIT) EQUITY (Restated, see Note 2 – Amendment 2)

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

Common Stock — On February 10, 2020, the Company amended its certificate of incorporation such that the Company is authorized to issue up to 70,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 4,642,500 and 4,312,500 shares of common stock issued and outstanding, excluding 17,250,000 and no shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

On October 8, 2021 and October 27, 2021, the Company extended the dates by which the Company has to consummate a business combination from October 13, 2021 to November 13, 2021 and then to November 30, 2021.

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Related Party Loans

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GREENROSE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Vendor Agreements

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

Voluntary delisting from Nasdaq

On June 18, 2021, the OTC Markets Group, Inc. approved the Company’s application to list its common stock for trading on the OTCQX over-the-counter market. Trading of the Company’s Common Stock on the OTCQX began at the open of business on June 22, 2021. Upon effectiveness of the listing of the Company’s Common Stock for trading on the OTCQX, the Company’s common stock was not quoted on the NASDAQ Capital Markets.

Amendment To Theraplant Merger Agreement

On November 26, 2021, Greenrose Acquisition Corp. (“Greenrose” or the “Company”) entered into an amendment (the “Amendment No. 2”) to the Agreement and Plan of Merger dated as of March 12, 2021, by and among Greenrose Acquisition Corp., GNRS CT Merger Sub, LLC, Theraplant, LLC (“Theraplant”) and Shareholder Representative Services LLC, as amended (the “Merger Agreement”).

Pursuant to Amendment No. 2, the “Aggregate Consideration” to be paid by Greenrose in respect of the Theraplant merger will equal “Cash Consideration” in the amount of One Hundred Million Dollars ($100,000,000), minus the escrow amount, the expense amount, the Managing Member Expense Amount (as defined in the Merger Agreement), and the Deferred Cash Payment Amount described below. Furthermore, Aggregate Consideration would include the amount equal to the difference between the Estimated Closing Net Working Capital and the Base Net Capital (each as defined in the Merger Agreement). The Aggregate Consideration would include the amount released from the Escrow and Expense Fund, the amount released from the Managing Member Expense Fund, and the Stock Consideration comprised of five million (5,000,000) unregistered shares of Greenrose common stock valued at $10.00 per share,  valued in the aggregate amount of Fifty Million Dollars ($50,000,000).  The Merger Agreement as amended provides that the Stock Consideration is subject to upward adjustment in the event a registration statement covering the resale of the Stock Consideration has not been declared effective 7 days after the Merger and the Parent Stock Price is less than $10.00 per share.  In such circumstances, Greenrose has agreed to issue additional Parent Common Stock in such number of additional shares of Parent Common Stock, to be confirmed by the Theraplant Steering Committee, that, when multiplied by the Parent Common Stock Price (determined pursuant to the Merger Agreement) would increase the Stock Consideration to $50,000,000; provided that the number of shares of additional Common Stock Greenrose shall issue shall not exceed $5,000,000 in additional Parent Stock. Amendment No. 2 provides for a Deferred Cash Payment Amount in the amount of ten million dollars ($10,000,000) plus simple interest at the rate of nine percent (9%) per annum, payable in equal monthly installments during the first twelve months following the closing of the merger contemplated by the Merger Agreement.  The Deferred Cash Payment Amount may, at the election of the Theraplant Steering Committee, be converted (in whole or in part and at any time or from time to time), into common stock of Greenrose at a price per share of $10.00, subject to adjustment.

Any agreement of Greenrose with any third-party financing source shall expressly permit payment by Greenrose of the Deferred Cash Payment Amount (either in cash or common stock of Greenrose) (i) with respect to the first six monthly payments, without restriction, and (ii) with respect to the last six monthly payments, subject solely to blockage by the such financing source as a result of an Event of Default (as defined in the credit agreement between Greenrose and such financing source) as a result of a payment default or in the event such financing source accelerates its loan to Greenrose.

Senior Secured Credit Agreement

The Company, TPT Merger Sub and Theraplant (the “Loan Parties”) entered into a senior secured credit agreement (the “Credit Agreement”) with DXR Finance, LLC as Agent (“Agent”) and DXR-GL HOLDINGS I, LLC, DXR-GL HOLDINGS II, LLC, and DXR-GL HOLDINGS III, LLC as lenders (collectively the “Lenders”). Upon entering into the Credit Agreement and the associated loan documents and agreements described below, the Lenders provided the initial term loan (the “Initial Term Loan”) in the amount of Eighty-Eight Million Dollars ($88,000,000). The Company may also draw upon the remaining amount of Seventeen Million Dollars ($17,000,000) (the “Delayed Draw Commitment”) upon providing at least five (5) business days prior notice to the Agent. The loans mature on November 26, 2024 and bear an interest rate of the LIBOR plus the applicable margin of 16% per annum provided that for the first 12 months after the Closing Date, 8.5% per annum may be payable-in-kind and thereafter 5% may be payable in kind. Interest shall be payable on the last business day of each quarter.

The proceeds of the Initial Term Loans made on the Closing Date shall be applied to fund the Theraplant Acquisition (as defined in the Credit Agreement) and to fund related transaction costs. The proceeds of the Delayed Draw Term Loans shall be applied by the Borrower to fund the True Harvest Acquisition (as defined in the Credit Agreement) and to fund related transaction costs.

The Credit Agreement provides for the Company’s optional prepayment of outstanding loans, subject to certain terms and procedures set forth in the Credit Agreement.

Under certain circumstances, if any Loan Party receives cash proceeds from an asset sale, insurance payments, and condemnation awards, then the Company must either reinvest such proceeds within one year or use the proceeds to make a prepayment. There are mandatory prepayment provisions for some issuance of debt and excess cash flow scenarios.

Pursuant to the Credit Agreement, commencing June 30, 2022, the Company will be subject to minimum adjusted EBITDA, total net leverage ratio, and total secured net leverage ratio covenants tested quarterly subject to varying thresholds.

The Credit Agreement contains other provisions customary for this type of transaction, including, without limitation, representations and warranties, indemnities, covenants, events of defaults, and confidentiality undertaking.

Lender Warrants

Pursuant to the Credit Agreement, the Company has issued a common stock purchase warrant (the “Lender Warrant”) to the Agent which will entitle the Agent to acquire shares of unregistered shares of common stock of the Company at an exercise price of $0.01 per Warrant Share until November 26, 2026.

Lender Registration Rights

Substantially simultaneously with the Closing and the Company’s issuance of penny warrants to the Agent, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Lenders, whereby the a majority-in-interest of the Lenders and its directors, officers and affiliates may, pursuant to the terms of the Registration Rights Agreement, demand registration under the Securities Act of 1933, as amended, all or part of the Company’s non-voting common stock issuable upon exercise of the Lender Warrant (the “Registrable Securities”) held by them.  Such demand may not be effectuated until a registration statement of the Company has been declared effective by the Securities and Exchange Commission. The registration may be in the form of an underwritten offering if a majority-in-interest of such demanding security holders elect. The Registration Rights Agreement also provides the holders of the Registrable Securities with piggy-back rights if the Company proposes to file a registration statement with respect to an offering of equity securities or other securities exercisable or exchangeable for, or convertible into, equity securities of the Company. In addition, the holders of Registrable Securities may at any time and from time to time request that the Company register the resale of any or all such Registrable Securities on Form S-3 or any similar short-form registration at an aggregate price to the public of not less than $500,000.

Corporate Name Change

On November 24, 2021, the Company filed an amended and restated certificate of incorporation in the form approved by Greenrose stockholders at the Special Meeting of the Company held October 27,2021 (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware, which became effective on the same date, pursuant to which the Company changed its name from “Greenrose Acquisition Corp.” to “The Greenrose Holding Company Inc.”