Form 10-K
period 2021-12-31
Greenrose Holding Co Inc.
filed 2022-04-15
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2021

☐ Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number 001-39217

THE GREENROSE HOLDING COMPANY INC.

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter ($9.99 as of June 30, 2021) as reported on the OTCX, was approximately $56,765,000.

As of April 15, 2022, there were 17,585,249 shares of common stock, par value $0.0001 per share issued and outstanding.

Documents Incorporated by Reference: None.

THE GREENROSE HOLDING COMPANY INC.

FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Greenrose Holdings, Company Inc. and its subsidiaries (collectively referred to as “Greenrose,” “we,” “us,” “our,” or the “Company”) contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this report may include, for example, statements about:

●	the performance of our business and operations;

●	the intention to grow our business, operations and potential activities;

●	expectations of market size and growth in the United States;

●	laws and regulations and any amendments thereto applicable to our business and the impact thereof;

●	the timing and nature of legislative changes in the U.S. regarding the regulation of cannabis;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	the uncertainties associated with the COVID-19 pandemic, including our ability, and the ability of our suppliers and distributors, to effectively manage the restrictions, limitations and health issues presented by the COVID-19 pandemic, the ability to continue our production, distribution and sale of our products and the demand for and use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending;

●	political, legal, and regulatory actions and policies in response to the military conflict between Russia and Ukraine, including the effects thereof on energy markets, raw materials, commerce and finance;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

●	the United States regulatory landscape and enforcement related to cannabis, including political risks;

●	anti-money laundering laws and regulation and other governmental and environmental regulation;

●	ability to execute on our strategy and the anticipated benefits of such strategy;

●	our competitive advantages and business strategies;

●	the competitive conditions of the industry;

●	the expected growth in the number of customers using our products;

●	expectations regarding revenues, expenses and anticipated cash needs;

●	expectations regarding cash flow, liquidity and sources of funding;

●	expectations regarding capital expenditures;

●	our potential ability to obtain additional financing to complete future business combinations;

●	our public securities’ potential liquidity and trading;

●	the limited market for our securities;

●	expectations with respect to future production costs;

●	expectations with respect to future sales and distribution channels and networks;

●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act; or

●	our future financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the headings “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” as well as those appearing elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

Our Sponsor

Our Sponsor, Greenrose Associates LLC, a New York limited liability company, was established by William “Mickey” Harley, Daniel Harley and Brendan Sheehan in 2018 to investigate and assess the United States’ cannabis marketplace and potential acquisition opportunities for investment. The team recognized the opportunity for building a platform with vertically integrated businesses that also possessed differentiated cultivation talent. Mickey Harley’s background in agriculture offered a window into the importance of critical cultivation skills that not only understood how to grow the best quality plants, but also how to maximize yields and manage operating costs to deliver the best price to output.

Corporate Information

The mailing address of our principal executive office is 111 Broadway, Amityville, NY 11701. Our telephone number is (516) 346-5270. Our website address is www.greenroseholdings.com. The content on our website is not incorporated into this registration statement. Our common stock and public warrants are currently traded on the OTCQX and OTCQB under the symbols “GNRS” and “GNRS.W,” respectively.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), exemptions from or delays in being required to comply with new or revised financial accounting standards, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. See “Risk Factors — Greenrose is an emerging growth company and a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.”

PART 1

Item 1. Business

CORPORATE STRUCTURE

The Greenrose Holding Company Inc. was incorporated as a blank check company on August 26, 2019 as a Delaware corporation formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combinations with one or more businesses or entities. On November 26, 2021, Greenrose consummated its previously announced business combination with Theraplant, LLC, a Connecticut limited liability company. On December 31, 2021, Greenrose completed the acquisition of substantially all of the assets and assumed certain liabilities of True Harvest, LLC, an Arizona limited liability company.

The Company operates through its wholly-owned subsidiaries, Theraplant and True Harvest.

References herein to “Greenrose”, the “Company”, “we”, “us” or “our” refer to The Greenrose Holding Company Inc. and its subsidiaries. References herein to “Theraplant” refer to Theraplant, LLC. References herein to “True Harvest” refer to the business, operations and assumed assets and liabilities of True Harvest LLC, which are held at True Harvest Holdings Inc., a Delaware corporation and wholly owned subsidiary of Greenrose.

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains these reports at: www.sec.gov. You can also access these reports through links from our website at: www.greenroseholding.com. The Company includes the website link solely as a textual reference. The information contained on our website is not incorporated by reference into this report.

The Company’s common stock trades on the OTCQX under the symbol “GNRS” and the Company’s public warrants trade on the OTCQB under the symbol “GNRSW”.

Description of the Business

Greenrose, through its operating subsidiaries Theraplant and True Harvest, is engaged in the manufacture and processing of cannabis in the adult-use and medical cannabis marketplace in Connecticut and Arizona. Greenrose owns and operates cannabis businesses or has management or consulting services or other agreements to assist in operations with licensed operators. In addition, as a core part of our strategy, we expect to vertically integrate in the states where we operate by adding retail stores in each of the states where we currently operate.

Greenrose is focused on providing access to the quality cannabis and cannabinoid-based products at competitive pricing through state-of-the-art cultivation and processing facilities and customer engagement channels, in store, online and at home. The Greenrose team believes that a “cultivation led” vertically integrated approach will bring enhanced operating performance to our shareholders while also bringing the best value to consumers. We believe that our cultivation expertise is a key competitive advantage in every state we operate in. Our initial operational strategy revolves around five primary areas of focus:

(1) cultivation & genetics;

(2) retail & distribution;

(3) manufacturing & processing;

(4) wholesale; and

(5) proprietary data and insights.

While we focus on these five areas, we have determined that we have just one reportable business segment: the production and sale of cannabis products.

Greenrose governs its businesses in two operating regions with a team of functional experts at the corporate level that support local operators in the execution of their vertically integrated businesses. This will include cultivation expertise to leverage best practices in phenotyping and strain development across the organization. The focus is on indoor, growth methodology and technology deployment, with state-of-the-art control and monitoring systems. Additionally, Greenrose will focus on retail, including customer experience to reinforce brand and product adoption.

Cultivation & Genetics:

Consistently selecting and growing high-quality cannabis is one of the most important aspects of our business. In general, cannabis cultivation takes place in three settings: indoor, outdoor and in greenhouses. While it is cost effective to grow cannabis outdoors, it is hard to control pest infestations without the use of significant amounts of pesticides, and it is subject to other risks such as severe weather, disease and mold. As a result, cannabis grown outdoors is significantly lower in quality than cannabis grown indoors or in greenhouses. Our focus is growing the highest quality medicinal and adult-use cannabis. We therefore currently grow all of our cannabis in indoor facilities, which allows us to grow under ideal climate conditions and better manage key variables to deliver optimal yielding plants. New strain development and phenotyping operations are in place across our platform, enabling Greenrose companies to identify the differentiated offerings to drive downstream production and consumer offerings. Our cultivation teams leverage retail and market data to identify future trends that need to be supported back up the value chain. We will invest regularly to maintain, and where possible, to expand our high performing facilities, leveraging growth techniques and technology across our platform.

As of December 31, 2021, Greenrose has 49,500 square feet of canopy for cannabis cultivation, with an additional 14,000 added in the first half of January. Greenrose has current expansion projects underway to add an additional 24,500 square feet of canopy for cannabis cultivation.

Employees and Human Capital

The Greenrose Holding Company Inc., the parent holding company, currently has six employees based in its Amityville, New York offices, including five executive officers. Greenrose anticipates adding additional compensation arrangements including employee stock, and short-term incentive plans. The incentive plans will be subject to approval by the Company’s board of directors with input from the Compensation Committee of the board. We offer a comprehensive package of company-sponsored benefits to our team. Benefits include medical, dental and vision plans.

Greenrose prides itself on providing quality and professionalism at all levels of its business while producing the highest quality products at competitive prices. Greenrose’s human capital includes highly trained employees with extensive experience in this industry and a wide knowledge of our products and strains at all locations and operating companies. Greenrose encourages talented people from all backgrounds to join our operating companies. We believe in building diverse teams and strive to make Greenrose a welcoming space where everyone can make an impact on the Company’s success.

Theraplant has over 100 personnel licensed to work in the facility, comprised of employees, security and other contractors. There are 91 full time employees, with an average tenure of 2.8 years, and an average supervisor tenure of 5 years. The workforce is 40% female and about 20% minority. A detailed employee handbook and training program ensures smooth onboarding for all new hires. All full-time employees are eligible for health benefits after a 90-day waiting period. These benefits include medical, vision, and accident coverage.

True Harvest has 90 personnel licensed to work in the facility, comprised of employees and contractors. Following the asset purchase on December 31, 2021, the prior senior management team did not continue on and we are in the process of aligning staff numbers and positions with anticipated growth in an effort to effectively manage human capital. Detailed handbook and training programs are offered. Medical, dental and vision benefits are offered to all full-time new hires. At both Theraplant and True Harvest we offer employees the opportunity to grow and develop their careers. They are provided with comprehensive benefits and compensation packages which we believe are competitive relative to our peers in the industry.

Greenrose is dedicated to the principles of equal employment opportunity in any term, condition, or privilege of employment. Greenrose hires, promotes, and makes assignments on the basis of employee qualifications and does not discriminate against applicants or employees on the basis of age 40 or over, race, sex, color, national origin, sexual orientation, disability, genetic information, veteran status, or any other status protected by the States of Arizona, Connecticut, New York and U.S. federal law.

Recent Developments

Going Concern

We currently have projected negative cash flows until recreational cannabis is sold legally within the state of Connecticut. Based on the current debt and interest obligations coupled with a working capital deficit of $103,434 thousand, we do not currently have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the consolidated financial statements are issued. Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. Management believes it is taking all prudent actions to address the substantial doubt about our ability to continue as a going concern, but we cannot assert that it is probable that our plans will fully mitigate the liquidity challenges we face. Therefore, this condition raises substantial doubt about our ability to continue as a going concern.

Management’s plans to continue to evaluate different strategies to obtain the required funding of future operations. These plans may include, but are not limited to additional amendments to or waivers of default, additional funding from current or new investors, reduction in expenses, and operational and revenue improvement . We are currently in active discussions with the lenders under our credit agreements (including certain of our related parties) for additional financing, a waiver of our compliance with covenants in and events of default under the credit agreements; however, if we are unable to raise additional funding to meet working capital needs, we will be forced to delay or reduce the scope of operations and/or limit or cease operations. The negative cash flows and lack of financial resources raise substantial doubt as to our ability to continue as a going concern, and that substantial doubt has not currently been alleviated through management’s plan.

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and discharge of liabilities in their normal course of business. There is substantial doubt about the Company’s ability to continue as a going concern for one year after the date that these consolidated financial statements are issued. These consolidated financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

Exchange of Sponsor Promissory Notes for Greenrose Common Stock

On February 2, 2022, the Company entered into an Exchange Agreement with the Company’s Sponsor to convert $2,640,500 in aggregate principal amount of promissory notes and convertible notes (the “Sponsor Notes”) into (i) 685,289 shares of common stock of the Company, par value of $0.0001 per share, and (ii) 1,892,500 non-callable private warrants entitling the holder thereof to purchase one share of Common Stock at $11.50 per share for five (5) years from the date of issuance. The Sponsor Notes were non-interest bearing and did not contain a stated maturity date. The non-callable private warrants contained the same terms and conditions as the private warrants issued to the Company’s Sponsor and the Company’s underwriters in connection with its February 11, 2020 initial public offering.

Simultaneously with the entry of the Exchange Agreement, Greenrose issued all 685,289 shares of common stock of the Company to the Sponsor in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended. Upon the issuance of the 685,289 shares of common stock and 1,892,500 warrants of the Company, the Sponsor Notes were cancelled and are no longer outstanding.

The terms and conditions of the conversion of the Sponsor Notes into shares of common stock and Private Warrants of the Company, including the conversion price, were approved at a meeting of a special committee of the independent members of the board of directors of the Company, in which members of the board of directors who were also members of the Sponsor were recused.

The foregoing description of Exchange Agreement is not complete and is qualified in its entirety by reference to the complete text of the Exchange Agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Amendment and Restatement of Company Bylaws

On January 28, 2022, the Company adopted amended and restated bylaws, a copy of which is attached hereto as Exhibit 3.3 and is incorporated herein by reference. Specifically, the amended and restated bylaws provide that any person who has been determined by a majority of the members of board of directors (the “Board”) to have violated the confidentiality policy of the Company while serving as a member of the Board shall be ineligible to be nominated to or serve as a member of the Board, absent a waiver.

Termination of Futureworks Merger Agreement

On January 6, 2022 (the “Termination Date”), Futureworks LLC (“Futureworks”) notified the Company that it was terminating the Agreement and Plan of Merger (the “Merger Agreement”), dated March 12, 2021, by and between Futureworks, the Company (formerly known as Greenrose Acquisition Corp.) and Futureworks Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Greenrose (“FW Merger Sub”). Pursuant to the Merger Agreement, Futureworks was expected to be merged with and into FW Merger Sub (the “Futureworks Merger”), with FW Merger Sub surviving the Merger as a wholly owned subsidiary of Greenrose. All related ancillary agreements entered into on March 12, 2021, in connection with the Futureworks Merger and the Purchase Agreement, were also terminated on the Termination Date. The material terms and conditions of the Merger Agreement were previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 12, 2021 and are incorporated by reference herein.

Amendment No. 3 to the True Harvest Asset Purchase Agreement

True Harvest Asset Purchase Agreement

On December 31, 2021, in connection with the closing of its previously announced acquisition of substantially all of the assets and the assumption of certain liabilities of True Harvest, LLC, an Arizona limited liability company (“True Harvest”) by True Harvest Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary (“TH Buyer”) of the Company, the Company, TH Buyer and True Harvest entered into a third amendment (“Amendment No. 3”) to the Asset Purchase Agreement dated March 12, 2021 (as amended from time to time, the “True Harvest Asset Purchase Agreement”). The acquisition of substantially all of the assets and the assumption of certain liabilities of True Harvest (the “True Harvest Acquisition”) was completed on December 31, 2021.

Pursuant to the True Harvest Asset Purchase Agreement, the Company paid aggregate consideration of $57.6 million at closing, consisting of:

●	$12.5 million in cash;

●	$23.0 million in the form of a convertible note, of which all principal and interest is payable in shares of common stock of the Company, par value $0.0001 per share (“Common Stock”) at a conversion price of $10.00 per share or, at the holder’s election, cash;

●	$4.6 million in assumed debt evidenced by three (3) promissory notes in favor of existing creditors of True Harvest; and

●	$17.5 million in shares of Common Stock valued at $3.95 per share.

Pursuant to an Amended Earnout Payment Agreement entered into by the Company, TH Buyer and True Harvest simultaneously with the entry into Amendment No. 3, contingent upon True Harvest achieving a certain price point per pound of cannabis flower relative to total flower production within 36 months following the close of the acquisition, Greenrose will pay additional consideration of up to $35.0 million in the form of an earnout, payable in shares of Common Stock.

The Company financed the True Harvest Acquisition using the proceeds of the Company’s delayed draw commitment from the Company’s existing lenders (collectively the “Lenders”) of Seventeen Million Dollars ($17,000,000).

The Common Stock issued to True Harvest as a portion of the consideration for the True Harvest Acquisition was issued in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended.

The foregoing description of Amendment No. 3 to the True Harvest Asset Purchase Agreement and the Amended Earnout Payment Agreement is not complete and is qualified in its entirety by reference to the complete text of Amendment No. 3 to the True Harvest Asset Purchase Agreement (including the exhibits thereto), a copy of which is attached hereto as Exhibit 2.5 and is incorporated herein by reference.

True Harvest Registration Rights Agreement

On December 31, 2021, in connection with the closing of the True Harvest Acquisition, Greenrose entered into a Registration Rights Agreement (the “True Harvest Registration Rights Agreement”) with True Harvest, as holder, pursuant to which Greenrose agreed that, at the request of True Harvest, Greenrose will file a registration statement with the Securities and Exchange Commission covering the resale of the shares of Common Stock issued as part of the consideration in the True Harvest Acquisition, and Greenrose will use its reasonable best efforts to have the resale registration statement declared effective as soon as reasonably practicable after the filing thereof. Additionally, True Harvest is entitled to piggyback registration rights.

The foregoing description of the True Harvest Registration Rights Agreement is not complete and is qualified in its entirety by reference to the complete text of the True Harvest Registration Rights Agreement, a copy of which is attached hereto as Exhibit 4.4 and is incorporated herein by reference.

The Company’s registration statement on Form S-1/A covering, among other securities, the True Harvest shares, was declared effective by the Securities and Exchange Commission on February 9, 2022.

Convertible Promissory Note

Also on December 31, 2021, TH Buyer entered into a convertible promissory note (the “Convertible Promissory Note”) with True Harvest, as lender, in aggregate principal amount of $23 million, representing a portion of the consideration paid to True Harvest in the True Harvest Acquisition. The Convertible Promissory Note bears interest at a rate of 8.0% per annum and matures on December 31, 2024. Obligations under the Convertible Promissory Note are guaranteed by Greenrose. All amounts of principal and interest may be paid in shares of Common Stock of the Company at a conversion price equal to $10.00, subject to adjustment, or, at the holder’s election, in cash.

The foregoing description of the Convertible Promissory Note is not complete and is qualified in its entirety by reference to the complete text of the Form of Convertible Promissory Note, a copy of which is attached as an exhibit to the Amendment No. 3 to the Asset Purchase Agreement and is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Unsecured Promissory Notes

Also on December 31, 2021, TH Buyer entered into three (3) unsecured promissory notes (the “Unsecured Promissory Notes”) with certain existing creditors of True Harvest in aggregate amount of $4.6 million, representing the assumption of certain liabilities of True Harvest in connection with the True Harvest Acquisition.

The Unsecured Promissory Notes accrue interest on all outstanding principal amounts at a rate of twelve percent (12.0%) per annum. The Unsecured Promissory Notes are payable in twenty-four (24) equal consecutive monthly payments beginning on January 15, 2022 until January 15, 2024. On January 15, 2024, all amounts then outstanding including principal, accrued but unpaid interest and fees, if any, shall be due. The lenders under the Unsecured Promissory Notes may choose to accelerate all amounts (including principal, accrued but unpaid interest and fees, if any) upon the occurrence and continuation of specified events of default, provided that all payments on account of the principal amount of the Unsecured Promissory Notes, together with all accrued interest thereon, are subject, subordinate and junior, in right of payment and exercise of remedies, to the Company’s senior secured debt.

The foregoing description of the Unsecured Promissory Notes is not complete and is qualified in its entirety by reference to the complete text of the Form of Unsecured Promissory Notes, a copy of which is attached as an exhibit to the Amendment No. 3 to the Asset Purchase Agreement and is attached hereto as Exhibit 10.4 and is incorporated herein by reference.

Amendment No. 1 to the Credit Agreement

Credit Agreement

On December 31, 2021, immediately prior to the closing of the True Harvest Acquisition, the Company entered into Amendment No. 1 to Credit Agreement (“Amendment No. 1 to Credit Agreement”) with DXR Finance, LLC (the “Agent”), and the Lenders. In connection with Amendment No. 1 to Credit Agreement, the Company agreed to issue to the Agent on the delayed draw funding date a Warrant (“Warrant No. 2”) representing 550,000 nonvoting shares of Common Stock. Amendment No. 1 to Credit Agreement also provided for certain technical amendments to the Credit Agreement to facilitate the True Harvest Acquisition, including, but not limited to, permitting the Convertible Promissory Note, the Unsecured Promissory Notes, and the Amended Earnout Payment Agreement.

The Company drew Seventeen Million Dollars ($17,000,000) from the Delayed Draw Commitment to finance the True Harvest Acquisition. The loan matures on November 26, 2024 and bears an interest rate of the LIBOR plus the applicable margin of 16% per annum, subject to a LIBOR floor of 1.0%, provided that for the first 12 months after the Closing Date, interest at the rate of 8.5% per annum may be payable-in-kind and thereafter interest at the rate of 5% per annum may be payable in kind. Interest is payable on the last business day of each quarter.

The Delayed Draw included an incremental 550,000 warrants on the same terms and conditions issued to the lender for a total of 2,550,000 issued, with a modification to the Floor Amount for any cash election made, and providing at least one (1) business day prior notice to the Agent to exercise the Delayed Draw Commitment.

The foregoing description of the Amendment No. 1 to Credit Agreement is not complete and is qualified in its entirety by reference to the complete text of the Amendment No. 1 to Credit Agreement, a copy of which is attached hereto as Exhibit 10.6 and is incorporated herein by reference.

Amended and Restated Warrant No. 1

In connection with the Amendment No. 1 to Credit Agreement, on December 31, 2021, the Company amended and restated warrant no. 1 (the “Amended and Restated Warrant No. 1”), originally issued to the Agent on November 26, 2021. Pursuant to the Amended and Restated Warrant No. 1, the Agent may elect to receive cash in lieu of shares of Common Stock, then such cash payment would be subject to a floor amount (the “Floor Amount”). The “Floor Amount” means:

(1)	$6.00 per share for any cash election made following December 31, 2021 and prior to November 26, 2022;

(2)	$7.00 per share for any cash election made on or after November 27, 2022 and before November 26, 2023;

(3)	$8.00 per share for any cash election made on or after November 27, 2023 and before November 26, 2024;

(4)	$9.00 per share for any cash election made on or after November 27, 2024 and before November 26, 2025; and

(5)	$10.00 per share for any cash election made on or after November 27, 2025 and before November 26, 2026.

The Amended and Restated Warrant No. 1 was issued to the Agent in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended.

The foregoing description of the Amended and Restated Warrant No. 1 is not complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Warrant No. 1, a copy of which is attached hereto as Exhibit 4.7 and is incorporated herein by reference.

Warrant No. 2

In connection with the Amendment No. 1 to Credit Agreement, the Company, on December 31, 2021, issued warrant no. 2 (“Warrant No. 2”) to the Agent providing for an incremental 550,000 warrants on the same terms and conditions as the Amended and Restated Warrant No. 1, for a total of 2,550,000 warrants issued, with the same modification to the Floor Amount for any cash election made.

The Warrant No. 2 was issued to the Agent in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended.

The foregoing description of the Warrant No. 2 is not complete and is qualified in its entirety by reference to the complete text of the Warrant No. 2, a copy of which is attached hereto as Exhibit 4.8 and is incorporated herein by reference.

THERAPLANT

General

Theraplant is a well-established seed-to-wholesale cultivator, extractor, and processor that produces high quality cannabis products. Located in the limited license state of Connecticut, Theraplant has captured a significant portion of Connecticut’s medical cannabis market and is poised to capitalize on the projected $250 million adult-use cannabis market beginning in year 1 projected to increase to $725 million in year 4, according to MJBiz. Connecticut’s adult recreational use legislation was signed into law and became legal on July 1, 2021 and we currently expect the cannabis market to open for recreational some time in 2022. We anticipate that we can capitalize on dispensaries’ need to build inventory ahead of the opening of the recreational market. Led by cannabis industry veterans, Theraplant maintains profitability while complying with Connecticut’s rigorous medical program regulations.

Theraplant has been cultivating, processing and packaging medical cannabis and derivative products since 2014. Theraplant was recognized by the Connecticut Department of Consumer Protection as the highest scoring license applicant, and in February 2014, was awarded the first of only four cultivation licenses in the state.

In September 2014, Theraplant was the first cultivator/producer to supply state-licensed dispensaries with medical cannabis products and the sole source of supply in Connecticut for the first five months after medical legalization.

Theraplant is run by a team of business and cannabis experts. Dan Emmans has designed and/or built over 1 million square feet of cultivation, processing and retail facilities. He has 11+ years’ experience in the legal cannabis market around the country. Jennifer Mandzuk has implemented many of Theraplant’s growth generating platforms. Collectively the team has demonstrated significant annual cultivation yield increases, from 350 pounds in 2015, to 1,000 pounds in 2016, to 4,000 pounds in 2017, to 6,000 pounds in 2018, to 14,000 pounds in 2019, 12,000 pounds in 2020, due to a fire in the first quarter of 2020, and over 14,500 pounds in 2021. These gains came from careful optimization of cannabis strain production, facility expansions, enhanced cultivation technologies, efficient manufacturing operations and business positioning.

Connecticut Cannabis Market

Connecticut has fostered a successful medical marijuana program that now includes over 53,000 registered patients and over 1,200 registered physicians with, according to a July 22, 2021 article in Forbes Magazine, sales of $143 million in 2020. There are currently 39 qualifying conditions for adults and 11 for patients under 18. The state currently has 18 licensed medical marijuana dispensaries and four licensed medical cultivation and processing facilities (including three other MSO’s: Curaleaf in Simsbury, CT, Pharma/Tuatara in Rocky Hill, CT, and Advanced Grow Labs/Green Thumb Industries in West Haven, CT.

On June 22, 2021, Governor Ned Lamont signed Connecticut Senate Bill 1201, An Act Concerning Responsible And Equitable Regulation Of Adult-Use Cannabis, thereby legalizing adult-use recreational cannabis use in Connecticut. Anticipated revenues from combined medical and recreational adult sales could generate $250 million in the first full year.

Cultivation& Genetics

Theraplant has been a leader in Connecticut cultivation since its initial opening. Following its recently completed expansion of 30,000 square feet, the first quarter of 2022, Theraplant’s operations now span 98,000 square feet with a current production capacity of nearly 40,000 pounds, which may be less based upon the number and type of strains in production. Situated on 10 acres, there is ample opportunity for expansion up to 500,000 square feet to meet future demand. Theraplant currently maintains a genetics library of over 300 in-house variants, with 30 strains in regular production and 15 strains in seasonal rotation. Theraplant employs an experienced R&D team, where Theraplant’s breeding program is regularly developing new strains to meet evolving customer tastes and preferences, and to improve production efficiencies. New equipment is tested and built to support research and development initiatives. The team has demonstrated key competencies in marrying strains with high yield, high THC, and short growth cycles, and optimizing strain production to ensure high-yield, resilient genetics.

Manufacturing& Processing

Cutting-edge processing operations have propelled Theraplant to meet all USP111/Pharmacopoeia quality standards and passing all finished product tests since inception. Rebranding in 2019 and 2020 demonstrates Theraplant’s commitment to providing elevated customer experiences and evolving to meet customers’ shifting demands. Such initiatives have helped increase brand awareness in Connecticut.. At any given time, the production operations have over 100 SKUs on the Theraplant production menu, with about one week testing turnaround for flower, and about two weeks turnaround for extracts. Theraplant’s size and streamlined operations have historically allowed, and we expect it to continue, its products to remain competitively priced, while still maintaining profitability.

Theraplant’s state-of-the-art facilities are based in Watertown, Connecticut. Theraplant employs quality equipment sourced from known suppliers in the cannabis equipment industry. Carbon dioxide or ethanol extraction is followed by a series of proprietary refining processes yielding oils and concentrates ranging from soft-and-buttery, to sap-like and brittle. Highly refined concentrates test between 75% to 95% THC. There are dedicated functional spaces for each processing and postprocessing stage: extraction, filtration/distillation/formulation, in-process storage, packaging, and finished goods vaults. Reclamation and distillation processes are utilized to minimize waste and maximize return.

Our quality control process helps to make sure that our products meet applicable standards. We believe we have a best-in-class compliance department with nine full-time employees dedicated to ensuring regulatory and quality compliance. The quality control process is compliant with state and local regulations. Quality and safety of products are tested at third-party labs in Connecticut, which have found no deficiencies since Theraplant’s inception. Our products consistently exceed state testing and certification requirements.

We believe Theraplant operates a safe and secure facility. Physical operations are secured and monitored continuously by third party licensed security guards and state-of-the-art video monitoring systems. Only authorized personnel with appropriate clearances have access to Theraplant’s facilities using card and bio-metric controls. Theraplant engages third party legal, environmental health and safety advisors to assist in maintaining appropriate procedural, educational and training programs for its employees.

Wholesale& Distribution

Theraplant sells and delivers products directly to dispensaries throughout Connecticut. We believe its operational efficiencies have yielded wholesale price competitiveness and profitability. Supported by upstream efficiencies in the supply chain including manufacturing optimization and automation, Theraplant serves dispensary customers and clients by providing what we believe to be premium, high-quality products at a lower price point than competitors. We believe attractive price points retain customers and grow shelf space. Theraplant’s purpose-built infrastructure ensures Theraplant manages production processes from start to finish, maintaining and tracking inventory from seed to distribution using its own proprietary system.

Theraplant has established relationships with all third-party Connecticut dispensaries, enabling dispensaries to place orders online 24/7. Theraplant’s focus on inventory management and distribution are syndicated: Theraplant’s proprietary inventory management system provides real-time menu updates and advanced analytics capabilities that assist in data-driven decision making and to better predict demand.

Theraplant owns four delivery vehicles, which allow substantial control over distribution, timing and compliance with state regulations with an average of two to three deliveries per dispensary per week, inventory is often 100% sold through at the dispensaries before next delivery, with average order size steadily growing. Delivery vehicles are driven by what we believe to be reputable, licensed, third-party security providers.

Cash management practices are approved and audited by Theraplant’s current banking institutions.

Operational Systems

Theraplant has well established proprietary operating systems. Theraplant has developed systems that enable it to provide high quality products and services at a lower cost. In its cultivation facilities, these systems include irrigation, rolling tables, specific nutrient schedules, efficient manicuring, and trellising for plant support. These systems include efficient facility design, seed to sale tracking software, and RFID tagging. Detailed systems for receiving and sending products through our inventory management operating systems and specific documentation regarding policies, procedures, consumer education, employee education, compliance regulations, and security, is provided by extensive training and manuals onsite.

Intellectual Property (IP)

Theraplant has intellectual property that gives it an advantage over our competitors. Intellectual property includes proprietary data with respect to plant genetics, production facility design, proprietarily designed HVAC systems, environmental conditioning including but not limited to nutrient/feeding schedules, extensive knowledge of strains for breeding, and specific manicuring techniques to increase yield and potency.

Competition

Theraplant is one of only four legal cannabis cultivators in Connecticut. Although we have a strong operating history in the state’s medical cannabis market, and we believe we are well positioned to compete effectively in Connecticut’s newly established recreational cannabis market, we will face significant competition from Theraplant’s competitors in Connecticut. We cannot assure you that, subsequent to the Business Combinations, we will have the resources or ability to compete effectively in Connecticut’s cannabis market.

TRUE HARVEST

General

True Harvest is a cultivation services business operating under license from a third-party Arizona licensed cannabis operator. True Harvest grows, processes, packages and sells cannabis under the Shango Fine Cannabis brand to approximately 60% of the existing retail stores and medical dispensaries in Arizona.

True Harvest was initially established in May 2015, completing construction on its initial grow facility in October 2015. True Harvest operates within 74,000 square feet of the former Revlon manufacturing facility at 4301 West Buckeye Road, Phoenix, Arizona. This facility, built in the late 1960s, in the aggregate exceeds 800,000 square feet. True Harvest is one of the largest indoor grow operators in the state. The space occupied by True Harvest includes industrial sized water treatment, power and cooling infrastructure with seven flower rooms, three vegetation rooms, one mother room and one clone room. An eighth flower room is in the process of being added, and a ninth and tenth flower room are in the planning stage. Cooling capacity allows for substantial growth and reduction of risk during the summer season. True Harvest has the potential to expand its cultivation footprint at the 4301 West Buckeye Road facility.

The business operates with 50 strains in its library and with more than 20 in current rotation. The operations are managed through an agreement with Gary P. Rexroad, a Shango executive with deep cannabis cultivation operations experience. Rexroad, together with True Harvest staff, manage all aspects of operations at the True Harvest site, including genetic selection to planting, harvesting, production, packaging and distribution. The relationship with Rexroad brings market leading expertise to the True Harvest team and its customer base and the ability to sell its cannabis under the well-known premium cannabis brand, Shango Fine Cannabis.

True Harvest’s largest customers are public multi-state cannabis operators (“MSO’s): Curaleaf, Cresco Labs and Harvest Health. As one of the first wholesale operations in Arizona, True Harvest has developed long standing relationships with dispensaries throughout the state. Same day delivery allows True Harvest to capitalize on market opportunities across the state. True Harvest utilizes bulk and jar-based packaging to meet dispensary requirements and to better market the Shango brand.

True Harvest managed through a period of industry-wide regulatory scrutiny, with a positive inspection report in 2020, demonstrating the enhancements and improvements that the operation has made to meet state and local regulatory requirements.

Current Market

The State of Arizona legalized medical marijuana in 2010, and Arizona has since issued 130 vertically integrated licenses across the state; each license includes one dispensary, one onsite grow and one off-site grow with no cap on production. The market is populated with a number of public and private MSOs as well as local operators, including Copper State Farms, the largest in the state with close to 60 acres of greenhouse grow.

Adult recreational cannabis was approved in the November 2020 elections and was implemented as of January 2021. This created an additional 130 licenses being made available to current medical license holders with certain financial considerations. The market has expanded significantly since the legalization of medical marijuana, with 2021 revenues state-wide anticipated at approximately $1.23 billion, based on tax collection estimates and a registered medical patient count of 290,075 (Q4 2021 AZDH) representing approximately 3.99% of the state’s adult population.

Operational Systems

Today, True Harvest, through an agreement with Gary P. Rexroad, a Shango executive utilizes the Shango proprietary operating procedures, process and systems to manage the employees and True Harvest facility Shango has developed systems that enable True Harvest to provide high quality products and services at a lower cost. In the cultivation facilities these systems include proprietary plant genetics, programmed irrigation, HVAC, rolling tables, floor drains, specific nutrient schedules, efficient manicuring, and trellising for plant support, and further rely on efficient facility design and seed to sale tracking software. True Harvest also employs systems for receiving and sending products through its inventory management operating systems. True Harvest employees and other staff members receive training regarding the company’s policies and procedures and are provided manuals and handbooks on a variety of matters including, compliance regulations and security.

Cash management practices are approved and audited by True Harvest’s current banking institutions.

Intellectual Property

True Harvest has intellectual property that gives it an advantage over its competitors. True Harvest’s intellectual property includes production facility design, and environmental conditioning including but not limited to nutrient/feeding schedules, extensive knowledge of strains for breeding, and specific manicuring techniques to increase yield and potency. The cultivation team includes highly trained employees with extensive experience in the cannabis industry and a wide knowledge of True Harvest’s products and strains.

Legal Proceedings

From time to time, True Harvest may be involved in litigation relating to claims arising out of operations in the normal course of business. Pursuant to the True Harvest Asset Purchase Agreement, Greenrose assumed no liability for litigation relating claims prior to the True Harvest asset acquisition.

Item 1A. Risk Factors Section

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this Annual Report on Form 10-K. This Annual Report on Form 10-Kalso contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Greenrose” and the “Company” refer to The Greenrose Holding Company Inc. and its subsidiaries following the Theraplant Merger, or to Greenrose Acquisition Corp. prior to the Theraplant Merger, as the case may be.

Below is a summary of the principal factors that make an investment in Greenrose speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission before making an investment decision regarding Acreage.

Such risks and other factors may include, but are not limited to:

Regulatory Risks Associated With Our Business And Industry

●	Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

●	We may be subject to action by the U.S. federal government.

●	Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations.

●	State regulation of cannabis is uncertain.

●	We may face limitations on ownership of cannabis licenses.

●	We may become subject to Food and Drug Administration or Bureau of Alcohol, Tobacco, Firearms and Explosives regulation.

●	The cannabis industry is an evolving industry, and we must anticipate and respond to changes.

Risks Related to Macro-Economic Conditions

●	The impact of global, regional or local economic and market conditions may adversely affect our business, operating results and financial condition (including monetary policy, recession, unemployment, money supply, global disorder, terrorist activity, instability in domestic and foreign financial markets, global pandemic, and other factors beyond our control (including political, legal, and regulatory actions and policies in response to the military conflict between Russia and Ukraine), and rising inflation).

●	The global COVID-19 pandemic has and will continue to have an adverse effect on our results of operations.

●	Climate change risk to our future operations from natural disasters and extreme weather conditions.

●	We may be adversely impacted by rising or volatile energy costs.

●	Natural disasters and other events beyond our control could harm our business.

Risks Related to the Company’s Operations

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2020.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Failure to maintain effective internal controls over financial reporting could have a material adverse effect on Greenrose’s business, operating results and stock price.

●	Greenrose is an emerging growth company and a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

●	We are dependent on our banking relations, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry.

●	There may be tax consequences to the Theraplant Merger or the True Harvest Acquisition that may adversely affect us.

●	We will need to expand our organization and may experience difficulties in recruiting needed additional employees and consultants, which could disrupt operations.

●	We have limited trademark protection.

●	We face risks related to our information technology systems, and potential cyber-attacks and security breaches.

●	We may have difficulty using bankruptcy courts due to our involvement in the regulated cannabis industry.

●	We may continue to be subject to constraints on marketing our products.

●	Cannabis businesses are subject to unfavorable U.S. tax treatment.

●	Cannabis businesses may be subject to civil asset forfeiture.

●	Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

●	We may face difficulties in enforcing our contracts.

●	Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.

●	We may face difficulties acquiring additional financing.

●	We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

●	We face security risks.

●	We face exposure to fraudulent or illegal activity.

●	Our business is subject to the risks inherent in agricultural operations.

●	We face an inherent risk of product liability and similar claims

Risks Related to Theraplant

●	Connecticut is a new market for cultivation licenses

●	Management of Theraplant have interests in competing businesses that may create a conflict of interest in allocating their time.

●	Greenrose’s and Theraplant’s ability to successfully operate the business thereafter will be largely dependent upon the efforts of certain key personnel of Theraplant; the loss of such key personnel could negatively impact the operations and financial results of Greenrose.

Risks Related to True Harvest

●	Greenrose’s Board did not obtain a fairness opinion in determining whether to proceed with the True Harvest Acquisition.

●	Theraplant and True Harvest are located in different jurisdictions, and we may find it difficult integrating each into the Company.

●	True Harvest has previously been subject to litigation.

Risks Related to the Securities of the Company

●	An active trading market for our common stock and warrants may never develop or be sustained, which would adversely affect the liquidity and price of our securities.

●	The sponsor can earn a positive rate of return on its investment, even if other shareholders experience a negative rate of return in the post- business-combination company.

●	Greenrose may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on Greenrose’s financial condition, results of operations and the stock price, which could cause you to lose some or all of your investment.

●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	The future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of the Company’s common stock.

●	We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 that will be applicable to us after the completion of a business combination.

●	A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	We do not intend to pay cash dividends for the foreseeable future.

●	If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding our securities adversely, then the price and trading volume of our securities could decline.

●	Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Regulatory Risks Associated With Our Business And Industry

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law. For over five years, however, the U.S. government has not prioritized the enforcement of those laws against cannabis companies complying with state law and their vendors. No reversal of that policy of prosecutorial discretion is expected under a Biden administration given his campaign’s position on cannabis, discussed further below, although prosecutions against state-legal entities cannot be ruled out.

On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) rescinding certain past DOJ memoranda on cannabis law enforcement, including the Memorandum by former Deputy Attorney General James Michael Cole (the “Cole Memo”) issued on August 29, 2013, under the Obama administration. Describing the criminal enforcement of federal cannabis prohibitions against those complying with state cannabis regulatory systems as an inefficient use of federal investigative and prosecutorial resources, the Cole Memo gave federal prosecutors discretion not to prosecute state law compliant cannabis companies in states that were regulating cannabis, unless one or more of eight federal priorities were implicated, including use of cannabis by minors, violence, or the use of federal lands for cultivation. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued nearly three years ago, however, U.S. Attorneys have generally not prioritized the targeting of state law compliant entities.

Then Attorney General William Barr testified in his confirmation hearing on January 15, 2019, that he would not upset “settled expectations,” “investments,” or other “reliance interest[s]” arising as a result of the Cole Memo, and that he does not intend to devote federal resources to enforce federal cannabis laws in states that have legalized cannabis “to the extent people are complying with the state laws.” He stated: “My approach to this would be not to upset settled expectations and the reliance interests that have arisen as a result of the Cole Memorandum and investments have been made and so there has been reliance on it, so I don’t think it’s appropriate to upset those interests.” He also implied that the CSA’s prohibitions of cannabis may be implicitly nullified in states that have legalized cannabis: “[T]he current situation … is almost like a back-door nullification of federal law.” Industry observers generally have not interpreted former Attorney General Barr’s comments to suggest that the DOJ would proceed with cases against participants who entered the state-legal industry after the Cole Memo’s rescission.

As such, we cannot assure that each U.S. Attorney’s Office in each judicial district where we operate will not choose to enforce federal laws governing cannabis sales against state-legal companies like our business clients. The basis for the federal government’s lack of recent enforcement with respect to the cannabis industry extends beyond the strong public sentiment and ongoing prosecutorial discretion. Since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the spending bill provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision was previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law. Our policies do not prohibit our state-licensed cannabis retailers from engaging in the cannabis business for adult use that is permissible under state and local laws. Consequently, certain of our retailers currently (and may in the future) sell adult-use cannabis, if permitted by such state and local laws now or in the future, and therefore may be outside any protections extended to medical-use cannabis under the spending bill provision. This could subject our clients to greater and/or different federal legal and other risks as compared to businesses where cannabis is sold exclusively for medical use, which could in turn materially adversely affect our business. Furthermore, any change in the federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to client base, which would adversely affect our operations, cash flow and financial condition. While President Biden’s campaign position on cannabis fell short of full legalization, he campaigned on a platform of relaxing enforcement of cannabis proscriptions, including decriminalization generally. As of the date of this filing, the Biden administration and the U.S. Congress have not taken action by legislation or executive order regarding the adult-use recreational cannabis market. Although the U.S. Attorney General could issue policy guidance to federal prosecutors that they should not interfere with cannabis businesses operating in compliance with states’ laws, any such guidance would not have the force of law and could not be enforced by the courts. The President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. While rescheduling cannabis to the CSA’s Schedule II would ease certain research restrictions, it would not make the state medical or adult-use programs federally legal. Additionally, President Biden has not appointed any known proponents of cannabis legalization to the Office of National Drug Control Policy transition team. Furthermore, while industry observers are hopeful that changes in Congress, and the Biden presidency, will increase the chances of federal cannabis policy reform, such as the Marijuana Opportunity Reinvestment and Expungement Act (or MORE Act), which was originally co-sponsored by now Vice President Harris in the Senate, or banking reform, such as the SAFE Banking Act, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis, particularly in the Senate. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.

There is currently no interstate commerce in the cannabis industry due to the federal prohibition of cannabis as a Schedule I narcotic. The relaxation of the federal laws prohibiting the sale of cannabis products across state lines will eventually lead to interstate commerce, which could have a material adverse effect on the business of the company.

We may be subject to action by the U.S. federal government.

Since the cultivation, processing, production, distribution and sale of cannabis for any purpose, medical, adult use or otherwise, remain illegal under U.S. federal law, it is possible that we may be forced to cease activities. The U.S. federal government, though, among others, the Department of Justice, its sub-agency the Drug Enforcement Administration and the Internal Revenue Service, has the right to actively investigate, audit and shut down cannabis growing facilities, processors and retailers. The U.S. federal government may also attempt to seize our property. Any action taken by the Department of Justice, the Drug Enforcement Administration and/or the IRS to interfere with, seize or shut down our operations will have an adverse effect on our business, prospects, revenue, results of operation and financial condition.

Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, the federal government can assert criminal violations of federal law despite state laws permitting the use of cannabis. It does not appear that federal law enforcement and regulatory agencies are focusing resources on licensed marijuana related businesses that are operating in compliance with state law, although the position of the current administration is unclear with respect efforts to reform, repeal or amendment the CSA to decriminalize cannabis, or the timing of any such efforts. As the recession of the Cole Memorandum and the implementation of the Sessions Memorandum demonstrate, the Department of Justice may at any time issue additional guidance that directs federal prosecutors to devote more resources to prosecuting marijuana related businesses. We could face:

(i)	seizure of our cash and other assets used to support or derived from our cannabis subsidiaries;

(ii)	the arrest of our employees, directors, officers, managers and investors; and

(iii)	ancillary criminal violations of the Controlled Substances Act for aiding and abetting, and conspiracy to violate the Controlled Substances Act by providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors and/or retailers of cannabis.

Despite indications that the Biden Administration may take steps to decriminalize marijuana, the Department of Justice or an aggressive federal prosecutor could allege that Greenrose and our Board, our executive officers and, potentially, our shareholders, “aided and abetted” violations of federal law by providing finances and services to our portfolio cannabis companies. Under these circumstances, federal prosecutors could seek to seize our assets, and to recover the “illicit profits” previously distributed to shareholders resulting from any of our financing or services. In these circumstances, our operations would cease, shareholders may lose their entire investments and directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Any enforcement of current federal marijuana laws could cause significant financial damage to us and our shareholders. Further, future U.S. presidential administrations could choose to treat marijuana differently, including opting to enforce current the federal laws more aggressively.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. These results could have a material adverse effect on us, including our reputation and ability to conduct business, our holding (directly or indirectly) of cannabis licenses in the United States, the listing of our securities on various stock exchanges, our financial position, operating results, profitability or liquidity or the market price of our common stock. In addition, it is difficult to estimate the time or resources that would be needed for the investigation or final resolution of any such matters because: (i) the time and resources that may be needed depend on the nature and extent of any information requested by the authorities involved, and (ii) such time or resources could be substantial.

Our business and our clients are subject to a variety of U.S. and foreign laws regarding financial transactions related to cannabis, which could subject our clients to legal claims or otherwise adversely affect our business.

We and our clients are subject to a variety of laws and regulations in the United States regarding financial transactions. Violations of the U.S. anti-money laundering (AML) laws require proceeds from enumerated criminal activity, which includes trafficking in cannabis in violation of the CSA. Financial institutions that both we and our clients rely on are subject to the Bank Secrecy Act, as amended by Title III of the USA Patriot Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture.

In 2014, the DOJ under the Obama administration directed federal prosecutors to exercise restraint in prosecuting AML violations arising in the state legal cannabis programs and to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals based upon cannabis-related activity. Around the same time, the Treasury Department issued guidance that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. Then-Attorney General Sessions’ rescission of the DOJ’s guidance on the state cannabis programs in early 2018 increased uncertainty and heighted the risk that federal law enforcement authorities could seek to pursue money laundering charges against entities, or individuals, engaged in supporting the cannabis industry. On January 31, 2018, the Treasury Department issued additional guidance that the 2014 Guidance would remain in place until further notice, despite the rescission of the DOJ’s earlier guidance memoranda.

We are subject to a variety of laws and regulations in the United States and the Money Laundering Control Act (U.S.), as amended, and the rules and regulations thereunder and any related or similar rules, regulations or guidelines issued, administered or enforced by governmental authorities in the United States. If any of our clients’ business activities, any dividends or distributions therefrom, or any profits or revenue accruing thereby are found to be in violation of money laundering statutes, our clients could be subject to criminal liability and significant penalties and fines. Any violations of these laws, or allegations of such violations, by our clients could disrupt our operations and involve significant management distraction and expenses. As a result, a significant number of our clients facing money laundering charges could materially affect our business, operations and financial condition. Additionally, proceeds from our clients’ business activities, including payments we have received from those clients, could be subject to seizure or forfeiture if they are found to be illegal proceeds of a crime transmitted in violation of anti-money laundering laws, which could have a material adverse effect on our business. Finally, if any of our clients are found to be violating the above statutes, this could have a material adverse effect on their ability to access or maintain financial services, as discussed in detail below, which could, in turn, have a material adverse effect on our business.

State regulation of cannabis is uncertain.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations.

There can be no assurance that the federal government will not enforce federal laws relating to cannabis and seek to prosecute cases involving cannabis businesses that are otherwise compliant with state laws in the future.

There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

State regulation of cannabis is uncertain.

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be amended, repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states

State regulatory agencies may require us to post bonds or significant fees.

There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the business or industry of legal marijuana to post a bond or significant fees when applying, for example, for a dispensary license or renewal as a guarantee of payment of sales and franchise taxes. We are not able to quantify at this time the potential scope of such bonds or fees in the states in which we currently operate or may in the future operate. Any bonds or fees of material amounts could have a negative impact on the ultimate success of our business.

We may face limitations on ownership of cannabis licenses.

In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person or entity may own. Such limitations on the ownership of additional licenses within certain states may limit our ability to expand in such states. We may employ joint ventures from time to time to ensure continued compliance with the applicable regulatory guidelines. We will structure our joint ventures on a case-by-case basis but will generally try to maintain operational control over the joint venture business and a variable economic interest through the applicable governing documents.

There are risks related to the cannabis industry to which we may be subject.

We will not invest in or consummate a business combination with a target business that we determine has been operating in violation of U.S. federal laws, other than the Controlled Substances Act. Nevertheless, companies with operations in the cannabis industry entail special considerations and risks. We will be subject to, and possibly adversely affected by, the following risks:

●	the cannabis industry is extremely speculative, and its legality is uncertain and constantly changing, making it subject to inherent risks;

●	use of cannabis that is not in compliance with the Controlled Substances Act is illegal under federal law, and therefore, strict enforcement of federal laws regarding the use, cultivation, processing and/or sale of cannabis would likely result in our inability to execute a business plan in the cannabis industry;

●	any changes in the current policies of the Biden Administration and the Department of Justice resulting in heightened enforcement of federal cannabis laws may negatively impact our ability to pursue our prospective business operations and/or generate revenues;

●	federal courts may refuse to recognize the enforceability of contracts pertaining to any business operations that are deemed illegal under federal law and, as a result, cannabis-related contracts could prove unenforceable in such courts;

●	consumer complaints and negative publicity regarding cannabis related products and services could lead to political pressure on states to implement new laws and regulations that are adverse to the cannabis industry or to reverse current favorable laws and regulations relating to cannabis;

●	assets leased or sold to cannabis businesses may be forfeited to the federal government in connection with government enforcement actions under federal law;

●	U.S. Food and Drug Administration regulation of cannabis and the possible registration of facilities where cannabis is grown could negatively affect the cannabis industry, which could directly affect our financial condition;

●	due to our involvement in the regulated cannabis industry, we may have a difficult time obtaining the various insurance policies that are needed to operate our business, which may expose us to additional risks and financial liabilities;

●	the cannabis industry may face significant opposition from other industries that perceive cannabis products and services as competitive with their own, including but not limited to the pharmaceutical industry, adult beverage industry and tobacco industry, all of which have powerful lobbying and financial resources;

●	many national and regional banks have been resistant to doing business with cannabis companies because of the uncertainties presented by federal law and, as a result, we may have difficulty accessing the service of banks, which may inhibit our ability to open bank accounts, obtain financing in the future, or otherwise utilize traditional banking services;

●	laws and regulations affecting the regulated cannabis industry are varied, broad in scope and subject to evolving interpretations, and may restrict the use of the properties we acquire or require certain additional regulatory approvals, which could materially adversely affect our operations;

●	securities exchanges may not list companies engaged in the cannabis industry; and

●	Section 280E of the Internal Revenue Code, which disallows a tax deduction for any amount paid or incurred in carrying on any trade or business that consists of trafficking in controlled substances prohibited by federal or state law, is anticipated to prevent us from deducting certain business expenditures, which would increase our net taxable income.

Any of the foregoing could have a material and adverse impact on our operations.

We may become subject to Food and Drug Administration or Bureau of Alcohol, Tobacco, Firearms and Explosives regulation.

Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule II controlled substance, it is possible that the Food and Drug Administration would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938. Additionally, the Food and Drug Administration may issue rules and regulations, including good manufacturing practices, related to the growth, cultivation, harvesting, processing and labeling of medical cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis. It is also possible that the Food and Drug Administration would require facilities where medical use cannabis is grown to register with the Food and Drug Administration and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced. If we are unable to comply with the potential regulations or registration requirements prescribed by the Food and Drug Administration, it may have an adverse effect on our business, prospects, revenue, results of operation and financial condition.

It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The Bureau of Alcohol, Tobacco, Firearms and Explosives may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products, including smokeless cannabis products.

The cannabis industry is an evolving industry, and we must anticipate and respond to changes.

The cannabis industry in the United States is growing significantly, although its development and evolution cannot yet be accurately predicted. While Greenrose has attempted to identify many risks specific to the cannabis industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this Annual Report on Form 10-K, which could materially and adversely affect Greenrose’s business and financial performance. Greenrose’s long-term success will depend on its ability to successfully adjust its strategy to meet the changing market dynamics. If Greenrose is unable to successfully adapt to changes in the cannabis industry, Greenrose’s operations could be adversely affected.

Risks Related to Macro-Economic Conditions

The impact of global, regional or local economic and market conditions may adversely affect our business, operating results and financial condition.

Our performance is subject to global economic conditions and economic conditions in one or more of our key markets, which impact spending by our clients and consumers. Many of our clients are small and medium-sized businesses that operate just a few retail locations, and their access to capital, liquidity and other financial resources is constrained due to the regulatory restrictions applicable to cannabis businesses. As a result, these clients may be disproportionately affected by economic downturns. Clients may choose to allocate their spending to items other than our platform, especially during economic downturns.

Economic conditions may also adversely impact retail sales of cannabis. Declining retail sales of cannabis could result in our clients going out of business or deciding to stop using our platform to conserve financial resources. Negative economic conditions may also affect third parties with whom we have entered into relationships and upon whom we depend in order to grow our business. Factors such as monetary policy, recession, unemployment, money supply, global disorder, terrorist activity, instability in domestic and foreign financial markets, global pandemic, and other factors beyond our control (including political, legal, and regulatory actions and policies in response to the military conflict between Russia and Ukraine), and rising inflation may reduce our customers’ disposable income. Any one of these changes could have a material adverse effect on our business, financial condition, results of operations or prospects.

Furthermore, economic downturns could also lead to limitations on our ability to obtain debt or equity financing on favorable terms or at all, reduced liquidity, decreases in the market price of our securities, decreases in the fair market value of our financial or other assets, and write-downs of and increased credit and collectability risk on our receivables, any of which could have a material adverse effect on our business, operating results or financial condition.

The global COVID-19 pandemic has and will continue to have an adverse effect on our results of operations.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Department of Health and Human Services declared a public health emergency for the United States to aid the U.S., and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.”

The COVID-19 pandemic has resulted, including the spread of a number of variants of the virus, and other infectious diseases could result, in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, which may delay or prevent the consummation of any of the Business Combinations, and the business of any of Theraplant or True Harvest or Greenrose following Closing of any of the Business Combination could be materially and adversely affected. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

The disruptions posed by COVID-19 and various variants, including most recently the omicron variant, have continued, and other matters of global concern may continue, for an extensive period of time, and if Greenrose is unable to recover from business disruptions due to COVID-19 or other matters of global concern on a timely basis, Greenrose’s financial condition and results of operations may be materially adversely affected. Greenrose may also incur additional costs due to delays caused by COVID-19, which could adversely affect Greenrose’s financial condition and results of operations.

Climate change risk to our future operations from natural disasters and extreme weather conditions.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to the Company’s future operations from natural disasters and extreme weather conditions, such as droughts, heat waves, hurricanes, tornadoes, wildfires or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and may impact operational costs. The impacts of climate change on global water resources may result in water scarcity, which could in the future impact the Company’s ability to access sufficient quantities of water in certain locations and result in increased costs. The Company is dependent upon electricity to power equipment at the indoor growing facilities. Impacts of climate change may also impact the availability of electricity at its current and future locations. In recent years, shortages of electricity have resulted in increased costs to users and interruptions in service. For example, California has experienced rolling blackouts due to excessive demands on the electrical grid or as precautionary measures against the risk of wildfire, Texas recently experienced widespread outages, rolling blackouts and electricity price spikes arising from cold weather conditions and other markets in which the Company operates can experience significant power outages from time to time. Climate change may increase the frequency of such weather-related energy security issues. In the event of a power outage or shortage, the Company will typically be dependent on the utility company and/or the site host to restore power or provide power at a reasonable cost.

Concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations and may adversely affect raw material sourcing, manufacturing operations and the distribution of our products.

We may be adversely impacted by rising or volatile energy costs.

Our cannabis growing operations consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business and our ability to operate profitably.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events, such as earthquakes, flooding, wildfires, power shortages, pandemics such as COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, drought, sea level rise and other events beyond our control may cause damage or disruption to our operations, the operations of our suppliers and service providers, international commerce and the global economy, and could seriously harm our revenue and financial condition and increase our costs and expenses. The geographic location of our facilities, as well as the facilities of certain of our key suppliers and service providers, subject them to earthquake and wildfire risks. If a major earthquake, wildfire or other natural disaster were to damage our facilities or the facilities of suppliers and service providers or impact the ability of our employees or the employees of our suppliers and service providers to travel to their workplace, we may experience potential impacts ranging from production and shipping delays to lost revenues and increased costs, which could significantly harm our business. Moreover, planned widespread blackouts during the peak wildfire season, such as those instituted in October 2019 by Pacific Gas and Electric, the public electric utility in the Northern California region, to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure particularly if prolonged or frequent, could impact our operations and the operations of our suppliers and service providers located in the region. Many of our employees and the employees of such suppliers and service providers reside in or surrounding counties and may be unable to travel to work for the duration of any power shut off. We do not have multiple-site capacity for all of our operations in the event of a business disruption, and our insurance may not be sufficient to cover losses or additional expense that we may sustain. Furthermore, other parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. A natural disaster or other catastrophic event in any of our major markets could have a material adverse impact on our business, financial condition, results of operations, or cash flows. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.

We may encounter unknown environmental risks.

There can be no assurance that we will not encounter hazardous conditions, such as asbestos or lead, at the sites of the real estate used to operate our businesses, which may delay the development of our businesses. Upon encountering a hazardous condition, work at our facilities may be suspended. If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction. If additional hazardous conditions were present, it would likely delay construction and may require significant expenditure of our resources to correct the conditions. Such conditions could have a material impact on our investment returns.

Risks Related to the Company’s Operations

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

Management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2021. We also restated the financial statements as of February 13, 2020; and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020. As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

As described elsewhere in this report, we have identified, in light of the prior reclassification of private warrants from equity to liability, as well as the reclassification of our redeemable common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.

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

As a result of the material weakness, referred to in the preceding risk factor, the Restatement, the change in accounting for complex financial instruments, and other matters raised or that may in the future be raised relating to any material weakness, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Registration Statement, we have no knowledge of any such potential claim, litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete any future acquisition or merger transactions.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

We currently have projected negative cash flows until recreational cannabis is sold legally within the state of Connecticut. Based on the current debt and interest obligations coupled with a working capital deficit of $103,434 thousand, we do not currently have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the consolidated financial statements are issued.

Management is actively looking to attain financing through debt or equity issuances, however, we cannot assure you that our plans to raise capital will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Further, the explanatory paragraph that that expresses substantial doubt about our ability to continue as a going concern, has triggered a violation of a debt covenant with one of our lenders which has caused all debt to be in default and is contained within currently liabilities. Management is looking to cure or waive these events of default but cannot guarantee that these efforts will be successful.

Greenrose will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Greenrose will face a significant increase in insurance, legal, accounting, administrative and other costs and expenses as a public company that none of the formerly corporate or company privately-held acquisition targets that we may attempt to purchase incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board, the SEC and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require Greenrose to carry out activities that Theraplant previously have not done. For example, Greenrose will adopt new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), Greenrose could incur additional costs rectifying those issues, and the existence of those issues could adversely affect Greenrose’s reputation or investor perceptions of it. Being a public company could make it more difficult or costly for Greenrose to obtain certain types of insurance, including director and officer liability insurance, and Greenrose may be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage. Being a public company could also make it more difficult and expensive for Greenrose to attract and retain qualified persons to serve on the Board, board committees or as executive officers. Furthermore, if Greenrose is unable to satisfy its obligations as a public company, it could be subject to delisting of its Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require Greenrose to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Greenrose’s management does not have significant experience managing a public company or complying with public company obligations, and fulfilling these obligations will be expensive, time consuming, and may divert management’s attention from the day-to-day operation of its business.

Greenrose’s senior management does not have significant experience managing a publicly-traded company and have limited experience complying with the increasingly complex laws pertaining to public companies. In particular, the significant regulatory oversight and reporting obligations imposed on public companies will require substantial attention from Greenrose’s senior management and may divert attention away from the day-to-day management of its after businesses, which could have a material adverse effect on Greenrose’s business, financial condition and results of operations. Similarly, corporate governance obligations, including with respect to the development and implementation of appropriate corporate governance policies, and concurrent service on the Board and possibly multiple board committees, will impose additional burdens on Greenrose’s non-executive directors.

Additionally, each of Theraplant and True Harvest have operated previously as a private company, Greenrose may be required to expend significant resources to ensure that Greenrose has sufficient systems in place to allow it to comply with its obligations as a publicly-traded company.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on Greenrose’s business, operating results and stock price.

Prior to the consummation of the Theraplant Merger or the True Harvest Acquisition, neither Theraplant nor True Harvest was a publicly listed company, or an affiliate of a publicly listed company, and neither has dedicated accounting personnel and other resources to address internal control and other procedures commensurate with those of a publicly listed company. Effective internal control over financial reporting is necessary to increase the reliability of financial reports.

The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Theraplant and True Harvest as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If Greenrose is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of the Common Stock.

Neither Theraplant nor True Harvest nor their respective auditors were required to perform an evaluation of internal control over financial reporting as of or for the years ended December 31, 2019 and 2020 in accordance with the provisions of the Sarbanes-Oxley Act as each of Theraplant and True Harvest were private companies. Following completion of the Business Combination, Greenrose’s independent registered public accounting firm will not be required to report on the effectiveness of its internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until Greenrose’s first annual report on Form 10-K following the date on which it ceases to qualify as an “emerging growth company,” which may be up to five full fiscal years following the date of the first sale of common equity securities pursuant to an effective registration statement. If such evaluation were performed, control deficiencies could be identified by our management, and those control deficiencies could also represent one or more material weaknesses. In addition, Greenrose cannot, at this time, predict the outcome of this determination and whether Greenrose will need to implement remedial actions in order to implement effective control over financial reporting. If in subsequent years Greenrose is unable to assert that Greenrose’s internal control over financial reporting is effective, or if Greenrose’s auditors express an opinion that Greenrose’s internal control over financial reporting is ineffective, Greenrose may fail to meet the future reporting obligations in a timely and reliable manner and its financial statements may contain material misstatements. Any such failure could also adversely cause our investors to have less confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of Greenrose’s securities.

Greenrose is an emerging growth company and a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

Greenrose is an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, and it intends to take advantage of some of the exemptions from reporting requirements that are available to emerging growth companies, including:

●	not being required to comply with the auditor attestation requirements in the assessment of Greenrose’s internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in periodic reports and registration statements; and

●	not being required to hold a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Greenrose may take advantage of these reporting exemptions until it is no longer an emerging growth company. Greenrose will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, (b) in which Greenrose has total annual gross revenue of at least $1.07 billion, or (c) in which Greenrose is deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which Greenrose has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a) (2)(B) of the Securities Act as long as Greenrose is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Greenrose has elected to avail itself of this exemption from new or revised accounting standards and, therefore, it may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find the Common Stock less attractive because Greenrose relies on these exemptions, which may result in a less active trading market for the Common Stock and the price of the Common Stock may be more volatile.

Greenrose is also deemed to be a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act, and is thus allowed to provide simplified executive compensation disclosures in its SEC filings, will be exempt from the provisions of Section 404(b) of Sarbanes-Oxley requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and will have certain other reduced disclosure obligations with respect to its SEC filings. Greenrose will remain a “smaller reporting company” as long as, as of the last Business Day its recently completed second fiscal quarter, (i) the aggregate market value of its outstanding common stock held by non-affiliates (“public float”) is less than $250 million, or (ii) it has annual revenues of less than $100 million and public float of less than $700 million.

Greenrose cannot predict if investors will find its common stock less attractive because it will rely on the accommodations and exemptions available to emerging growth companies and smaller reporting companies. If some investors find Greenrose common stock less attractive as a result, there may be a less active trading market for the common stock and Greenrose’s share price may be more volatile.

We are dependent on our banking relations, and we may have difficulty accessing or consistently maintaining banking or other financial services due to our connection with the cannabis industry.

We are dependent on the banking industry to support the financial functions of our products and solutions. Our business operating functions including payroll for our employees, real estate leases, and other expenses are reliant on traditional banking. Additionally, many of our clients pay us via wire transfer to our bank accounts, or via checks that we deposit into our banks. We require access to banking services for both us and our clients to receive payments in a timely manner. Lastly, to the extent we rely on any lines of credit, these could be affected by our relationships with financial institutions and could be jeopardized if we lose access to a bank account. Important components of our offerings depend on client accounts and relationships, which in turn depend on banking functions. Most federal and federally-insured state banks currently do not serve businesses that grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law, even though the Treasury Department’s Financial Crimes Enforcement Network, or FinCEN, issued guidelines to banks in February 2014 that clarified how financial institutions can provide services to cannabis-related businesses, consistent with financial institutions’ obligations under the Bank Secrecy Act. While the federal government has generally not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government theoretically could, at least against companies in the adult-use markets. The continued uncertainty surrounding financial transactions related to cannabis activities and the subsequent risks this uncertainty presents to financial institutions may result in their discontinuing services to the cannabis industry or limit their ability to provide services to the cannabis industry or ancillary businesses providing services to the cannabis industry.

As a result of federal-level illegality and the risk that providing services to state-licensed cannabis businesses poses to banks, cannabis-related businesses face difficulties accessing banks that will provide services to them. When cannabis businesses are able to find a bank that will provide services, they face extensive client due diligence in light of complex state regulatory requirements and guidance from FinCEN, and these reviews may be time-consuming and costly, potentially creating additional barriers to financial services for, and imposing additional compliance requirements on, us and our clients. FinCEN requires a party in trade or business to file with the U.S. Internal Revenue Service, or the IRS, a Form 8300 report within 15 days of receiving a cash payment of over $10,000. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, results of operations and financial condition. We cannot assure that our strategies and techniques for designing our products and solutions for our clients will operate effectively and efficiently and not be adversely impacted by any refusal or reluctance of banks to serve businesses that grow and sell cannabis products. A change in banking regulations or a change in the position of the banking industry that permits banks to serve businesses that grow and sell cannabis products may increase competition for us, facilitate new entrants into the industry offering products or solutions similar to those that we offer, or otherwise adversely affect our results of operations. Also, the inability of potential clients in our target market to open accounts and otherwise use the services of banks or other financial institutions may make it difficult for us to conduct business, including receiving payments in a timely manner.

Each of Greenrose, Theraplant, and True Harvest has incurred and will incur substantial costs in connection with the Theraplant Merger and the True Harvest Acquisition and related transactions, such as legal, accounting, consulting and financial advisory fees.

As part of the Theraplant Merger and the True Harvest Acquisitions, each of Greenrose, Theraplant, and True Harvest utilized professional service firms for legal, accounting and financial advisory services. Although the parties have been provided with estimates of the costs for each advisory firm, the total actual costs may exceed those estimates. In addition, the companies may retain consulting services to assist in the integration of the businesses upon closing. These consulting services may extend beyond the current estimated time frame thus resulting in higher than expected costs.

Greenrose may incur successor liabilities due to conduct arising prior to the completion of the Theraplant merger or the True Harvest acquisition.

Greenrose may be subject to certain successor liabilities of Theraplant and True Harvest. Greenrose may become subject to litigation claims in the operation of Theraplant’s and True Harvest’s business prior to the closing of the Business Combination, including, but not limited to, with respect to tax, regulatory, employee or contract matters. Any litigation may be expensive and time-consuming and could divert the attention of Greenrose’s management from its business and negatively affect its operating results or financial condition. Furthermore, the outcome of any litigation cannot be guaranteed, and adverse outcomes can affect Greenrose and each of Theraplant or True Harvest negatively.

A member of our management team may be subject to litigation.

In late March 2021, leakage was detected from the Piney Point, Florida site where HRK Holdings, LLC operates a ‘brownfield” industrial real estate project, including phosphogypsum containment ponds or “stacks” to remediate wastewater containing tailings from phosphate production. Operations at the phosphate plant for which the containment ponds were operated ceased twenty years ago. Wastewater more recently contained in the leaking stack was labeled “mixed seawater” by the Florida Department of Environmental Protection (“FDEP”) and contained sea water from dredging of Manatee Bay, rainwater, surface water runoff from local farmland, and by-products of legacy phosphate production, making the mixed seawater high in phosphates and nitrates. One stack at the Piney Point site experienced a serious liner tear in a pond estimated to contain approximately 480 million gallons of wastewater, and the FDEP issued an emergency discharge order to reduce water volume of the affected stack. To minimize potential risk to public health and safety that could occur in the event of a potential catastrophic failure of the stack and any resultant uncontrolled discharge of water, Florida State and local County government officials ordered the immediate evacuation of more than 300 homes deemed to be within a zone of potential flooding in the proximity of the Piney Point facility. Efforts of County, State and Federal agencies, along with HRK, succeeded in preventing a catastrophic collapse of the stack after a four-day state of emergency, and on April 6, 2021, residents subject to the evacuation order were permitted to return to their homes.

Efforts have been ongoing to develop and implement a permanent resolution to the Piney Point facility’s challenges over a period of years in addressing the issues presented in operating the site. Possible environmental impact of the stack leakage and emergency discharge of wastewater into Manatee Bay are currently being evaluated. To date, FDEP testing of Tampa Bay affected by the discharged water meet “marine water quality standards”, as defined by FDEP.

In connection with responding to the Piney Point leak and emergency management thereof, public statements have been made by County and State officials, including Gov. DeSantis of Florida (“Gov. DeSantis”), to the effect that HRK will be held accountable for the incident. Subsequently, a lawsuit has been filed alleging violations of the federal Clean Water Act and the Resource Conservation and Recovery Act, naming as defendants Gov. DeSantis, the Department of Environmental Protection (the “DEP”), HRK Holdings LLC and the Manatee County Port Authority. As of early December 2021, all defendants have filed motions to dismiss. Gov. DeSantis’ administration argues that the lawsuit should be rejected as moot considering that the Court has appointed a receiver in a separate case. In its motion, the DEP stated a position that because a receiver has been appointed, funding is in place, and the receiver is working with an engineering firm on a plan to close the facility, the plaintiffs are not entitled to any additional relief from the court.

Greenrose CEO William F. Harley III is the Managing Member and majority owner of The Arsenal Group, a partial owner of HRK Holdings LLC. At this time, it is uncertain what impact on HRK, or on its investors, including The Arsenal Group, any effort to assert accountability or seek any remedy in connection with the leak from the stack, subsequent emergency discharge of wastewater or future site management efforts by government agencies may have.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. As a result of an annual impairment test or a test upon an impairment indicator, if our goodwill or intangible assets are determined to be impaired, we may be required to record a significant charge to earnings.

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

There may be tax consequences to the Theraplant Merger or the True Harvest Acquisition that may adversely affect us.

The Theraplant Merger or the True Harvest Business Combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

If we are unable to recruit, train, retain and motivate key personnel, we may not achieve our business objectives.

Our future success depends on our ability to recruit, train, retain and motivate key personnel, including members of the management of Theraplant. Additionally, we face challenges in attracting, retaining and motivating highly qualified personnel due to our relationship to the cannabis industry, which is rapidly evolving and has varying levels of social acceptance. We do not maintain fixed term employment contracts or key man life insurance with any of our employees. Any failure to attract, train, retain and motivate qualified personnel could materially harm our operating results and growth prospects.

If we fail to manage our growth effectively, our brand, business and operating results could be harmed.

We have experienced rapid growth in our headcount and operations, which places substantial demands on management and our operational infrastructure. To manage the expected growth of our operations and personnel, we will be required to improve existing, and implement new, transaction-processing, operational and financial systems, procedures and controls. We will also be required to expand our finance, administrative and operations staff. We intend to continue making substantial investments in our technology, sales and data infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a significant number of new employees, while maintaining the beneficial aspects of our existing corporate culture, which we believe fosters innovation, teamwork and a passion for our products and clients. In addition, our revenue may not grow at the same rate as the expansion of our business. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to hire, train, retrain, motivate and manage required personnel. If we are unable to manage our growth effectively, the quality of our platform, efficiency of our operations, and management of our expenses could suffer, which could negatively impact our brand, business, profitability and operating results.

We will need to expand our organization and may experience difficulties in recruiting needed additional employees and consultants, which could disrupt operations.

As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial, legal and other resources. The competition for qualified personnel in the cannabis industry is intense. Due to this intense competition, we may be unable to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of its operations, which may result in weaknesses in its infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional products. If our management is unable to effectively manage its growth, its expenses may increase more than expected, and its ability to generate and/or grow revenue could be reduced and it may not be able to implement its business strategy. Our future financial performance and its ability to commercialize products and services and compete effectively will depend, in part, on its ability to effectively manage any future growth.

Ongoing compliance with applicable local suitability requirements for significant stockholders and senior officers

Under applicable State licensure requirements, if Greenrose’s policymaking senior officers and significant stockholders were to be found to be unsuitable under applicable law, there is a risk that the Company’s licensure in such State may be subject to administrative action, suspension or revocation. Significant stockholder thresholds vary by local regulatory framework but are generally set at 5% or 10% of the shares outstanding of the applicant for the license transfer. Officer suitability applications are also submitted for each natural person serving the applicant in a senior officer or policymaking role. In the event any person or stockholder whose suitability determination is a requirement of license transfer were in the future to become unsuitable under applicable law, local licensing may be put at risk of regulatory administrative action. To monitor compliance, Greenrose’s compliance procedures will include quarterly verification of ongoing suitability under applicable law. If any party whose suitability was established in connection with Greenrose’s applications for license transfer were in the future to become unsuitable, or any significant stockholder unknown to Greenrose were to be unsuitable under applicable law, to preclude or mitigate regulatory risk, Greenrose has the right to repurchase such unsuitable party’s stock. The repurchase price to be paid by Greenrose in any such repurchase may be material and unanticipated.

We may have difficulty using bankruptcy courts due to our involvement in the regulated cannabis industry.

We currently have no need or plans to seek bankruptcy protection. U.S. courts have held that debtors whose income is derived from cannabis or cannabis assets in violation of the CSA cannot seek federal bankruptcy protections. A U.S. court could determine that our revenue is derived from cannabis or cannabis assets and prevent us from obtaining bankruptcy protections if necessary.

We may continue to be subject to constraints on marketing our products.

Certain of the states in which we operate have enacted strict regulations regarding marketing and sales activities on cannabis products, which could affect our cannabis retail clients’ demand for our listing and marketing services. There may be restrictions on sales and marketing activities of cannabis businesses imposed by government regulatory bodies that can hinder the development of our business and operating results because of the restrictions our clients face. If our clients are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products for our clients, this could hamper demand for our products and services from licensed cannabis retailers, which could result in a loss of revenue.

Cannabis businesses are subject to unfavorable U.S. tax treatment.

Section 280E of the Code does not allow any deduction or credit for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses beyond costs of goods sold and asserting assessments and penalties for additional taxes owed. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations, which directly affects our clients, who are cannabis retailers. However, Section 280E and related IRS enforcement activity have had a significant impact on the operations of all cannabis companies. An otherwise profitable cannabis business may operate at a loss after considering its U.S. income tax expenses.

Changes in existing laws, regulations or other factors could negatively impact our future effective tax rate.

Our future effective tax rate may be affected by such factors as changing interpretation of existing laws or regulations, the impact of accounting for equity-based compensation, the impact of accounting for business combinations, and changes in overall levels of income before tax. In addition, in the ordinary course of our business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain.

Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

Cannabis businesses may be subject to civil asset forfeiture.

Any property owned by participants in the cannabis industry used in the course of conducting such business, or that represents proceeds of such business or is traceable to proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture because of the illegality of the cannabis industry under federal law. Even if the owner of the property is never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture. Forfeiture of assets of our cannabis business clients could adversely affect our revenues if it impedes their profitability or operations and our clients’ ability to continue to subscribe to our services.

We will be subject to a variety of laws that concern money laundering, financial recordkeeping and proceeds of crime. These include: the Bank Secrecy Act, as amended by Title III of the USA Patriot Act, the Proceeds of Crime (Money Laundering) and the Corporate Transparency Act enacted in January 2021 and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States.

In the event that any of our license agreements, or any proceeds thereof, in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above, or any other applicable legislation. This could have a material adverse effect on us and, among other things, could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability and directors’ and officers’ insurance, is more difficult for us to find and is more expensive or contains significant exclusions because we are cannabis industry participants. There are no guarantees that we will be able to find such insurance coverage in the future or that the cost will be affordable to us. If we are forced to go without such insurance coverage, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities. If we experience an uninsured loss, it may result in loss of anticipated cash flow and could materially adversely affect our results of operations, financial condition, and business.

We may face difficulties in enforcing our contracts.

Courts will not enforce a contract deemed to involve a violation of law or public policy. Because cannabis remains illegal under U.S. federal law, parties to contracts involving the state-legal cannabis industry have argued that the agreement was void as federally illegal or against public policy. Some courts have accepted this argument in certain cases, usually against the company trafficking in cannabis. While courts have enforced contracts related to activities by state-legal cannabis companies, and the trend is generally to enforce contracts with state-legal cannabis companies and their vendors, there remains doubt and uncertainty that we will be able to enforce our commercial agreements in court for this reason. We cannot be assured that we will have a remedy for breach of contract, which would have a material adverse effect on our business.

If we fail to expand effectively into new markets, our revenue and business will be adversely affected.

While a key part of our business strategy is to add clients and consumers in our existing geographic markets, we intend to expand our operations into new markets if and as cannabis continues to be legalized. Any such expansion places us in competitive markets with which we may be unfamiliar, requires us to analyze the potential applicability of new and potentially complicated regulations regarding the usage, sale and marketing of cannabis, and involves various risks, including the need to invest significant time and resources and the possibility that returns on such investments will not be achieved for several years, if at all. As a result of such expansion, we may incur losses or otherwise fail to enter new markets successfully. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our compliance efforts to cover those new markets. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these expenses. Our current and any future expansion plans will require significant resources and management attention.

Cannabis businesses are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services.

We are subject to a variety of laws and regulations in the United States that involve money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970, (which we refer to as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the USA Patriot Act), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. Accordingly, pursuant to the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

The United States Department of the Treasury’s Financial Crimes Enforcement Network, which we refer to as FinCEN, issued a memorandum on February 14, 2014, which we refer to as the FinCEN Memorandum, outlining the pathways for financial institutions to bank cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. The FinCEN Memorandum refers to the Cole Memorandum’s enforcement priorities.

The revocation of the Cole Memorandum has not yet affected the status of the FinCEN Memorandum, nor has FinCEN given any indication that it intends to rescind the FinCEN Memorandum itself. Shortly after the Sessions Memorandum was issued, FinCEN did state that it would review the FinCEN Memorandum, but FinCEN has not yet issued further guidance.

Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow its guidelines. The Department of Justice continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the Department of Justice’s enforcement priorities could change for any number of reasons. A change in the Department of Justice’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

If our operations, or proceeds thereof, dividend distributions or profits or revenues derived from our operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds from a crime (the sale of a Schedule I drug) under the Bank Secrecy Act’s money laundering provisions. This may restrict our ability to declare or pay dividends or effect other distributions.

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. Our inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

Banks and other depository institutions are currently hindered by federal law from providing financial services to marijuana businesses, even in states where those businesses are regulated. On March 7, 2019, Democratic representative Ed Perlmutter of Colorado introduced house bill H.R. 1595, known as the Secure and Fair Enforcement (SAFE) Banking Act of 2019 (H.R. 1595), which we refer to as the SAFE Banking Act, which was reintroduced in March 2021, and would protect banks and their employees from punishment for providing services to cannabis businesses that are legal on a state level. The SAFE Banking Act has passed the U.S. House of Representatives five times, most recently in September 2021 as an amendment to the FY22 National Defense Authorization Act. Previously, the SAFE Banking Act passed the House by a vote of 321 to 101 on April 19, 2021, but was not included in the most recent version December, 2021 of the National Defense Authorization Act.

We may face difficulties acquiring additional financing.

We may require equity and/or debt financing to support on-going operations, to undertake capital expenditures or to undertake acquisitions and/or other business combination transactions. There can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. Our inability to raise financing through traditional banking to fund on-going operations, capital expenditures or acquisitions could limit our growth and may have a material adverse effect upon our business, prospects, revenue, results of operation and financial condition.

We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by state and local governmental authorities relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services. Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the manufacture, production, storage, transportation, sale, import and export, as applicable, of our products. The commercial cannabis industry is still a new industry at the state and local level. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

While we endeavor to comply with all relevant laws, regulations and guidelines and, to our knowledge, we are in compliance or are in the process of being assessed for compliance with all such laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction or of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities and/or revocation of our licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance.

As our costs increase, we may not be able to generate sufficient revenue to maintain profitability in the future.

Revenue for the business of Theraplant may not be sustainable due to a number of factors, including the maturation of our business and the eventual decline in the number of new major geographic markets in which the sale of cannabis is permitted and to which we have not already expanded. We may not be able to generate sufficient revenue to sustain profitability. Additionally, our costs may increase in future periods as we expend substantial financial and other resources on, among other things:

o	sales and marketing, including continued investment in our current marketing efforts and future marketing initiatives;

o	hiring of additional employees, including our product and engineering teams;

o	expansion domestically in an effort to increase our client usage, client base, and our sales to our clients;

o	development of new products, and increased investment in the ongoing development of our existing products; and

o	general administration, including a significant increase in legal and accounting expenses related to public company compliance, continued compliance with various regulations applicable to cannabis industry businesses and other work arising from the growth and maturity of our Company.

These expenditures may not result in additional revenue or the growth of our business. If we fail to continue to grow revenue or to sustain profitability, the market price of our securities could decline, and our business, operating results and financial condition could be adversely affected.

We are and may continue to be subject to constraints on marketing our products.

Certain of the states in which we operate have enacted strict regulations regarding marketing and sales activities on cannabis products. There may be restrictions on sales and marketing activities imposed by government regulatory bodies that can hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected.

We face security risks.

The business premises of our operating locations are targets for theft. While we have implemented security measures at each location and continue to monitor and improve such security measures, our cultivation, processing and dispensary facilities could be subject to break-ins, robberies and other breaches in security. If there was a breach in security and we fell victim to a robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers, other cannabis goods and cultivation and processing equipment could have a material adverse impact on our business, prospects, revenue, results of operation and financial condition.

As our business involves the movement and transfer of cash which is collected from dispensaries or patients/customers and deposited into our bank, there is a risk of theft or robbery during the transport of cash. Our transport, distribution, and delivery of finished cannabis goods inventory including but not limited to wholesale delivery of finished products to retail customers and delivery of finished goods to end consumers and other intermediaries, also is subject to risks of theft and robbery. We have engaged a security firm to provide security in the transport and movement of large amounts of cash and products. Employees sometimes transport cash and/or products and, if requested, may be escorted by armed guards. While we have taken robust steps to prevent theft or robbery of cash during transport, there can be no assurance that there will not be a security breach during the transport and the movement of cash involving the theft of product or cash.

We face exposure to fraudulent or illegal activity.

We face exposure to the risk that employees, independent contractors or consultants may engage in fraudulent or other illegal activities. Misconduct by these parties could be intentional, reckless and/or negligent conduct. There may be disclosure of unauthorized activities that violate government regulations, manufacturing standards, healthcare laws, abuse laws and other financial reporting laws. Further, it may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not always be effective. As a result, we could face potential penalties and litigation.

Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, and may generally impede our ability to expand, which could adversely affect our operating results and financial condition.

We compete for the acquisition of properties suitable for the cultivation, production and sale of medical and adult use cannabis with entities engaged in agriculture, real estate investment, consumer products manufacturing and retail activities, including corporate agriculture companies, cultivators, producers and sellers of cannabis. These competitors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect. Our competitors may have greater financial and operational resources than we do and may be willing to pay more for certain assets or may be willing to accept more risk than we believe can be prudently managed. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, including but not limited to potential greater clarity of the laws and regulations governing medical use cannabis by state and federal governments, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us.

Our reputation and ability to do business may be negatively impacted by the improper conduct by our business partners, employees or agents.

We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state or local laws. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civic and criminal monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.

We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.

As a relatively new industry, there are not many established operators in the medical and adult use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Common Stock to the extent that investors may lose their entire investments.

We face risks related to our products.

We have committed and expect to continue committing significant resources and capital to develop and market existing products and new products and services. These products are relatively untested in the marketplace, and we cannot assure shareholders and investors that we will achieve market acceptance for these products, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the industry. In addition, new products and services may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop, manage and market these new products and services could seriously harm our business, prospects, revenue, results of operation and financial condition.

We are dependent on the popularity of consumer acceptance of our brand portfolio.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance of and demand for our products produced and sold. Acceptance of our products depends on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If these customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced.

Our business is subject to the risks inherent in agricultural operations.

Our business involves the growing of cannabis, an agricultural product. Our business is subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks that could deplete the viability of harvested cannabis and our revenue generating abilities. Although our cultivation is substantially completed indoors under climate control, some cultivation may be completed outdoors, and there can be no assurance that natural elements will not have a material adverse effect on any future production. In addition, events such as system failures or utility outages, which could result from natural or man-made conditions, could limit our ability to control the climates of our indoor grow and/or storage facilities that could result in damage, disease or rot to our products and our revenue generating abilities.

We are dependent on key inputs, suppliers and skilled labor.

The marijuana business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of cannabis, or natural or other disruptions to power or other utility systems, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier were to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our business, prospects, revenue, results of operation and financial condition. We aim to provide our vendor base with annual projections so that our vendors can better ensure a steady supply of raw materials and packaging. We check in with our vendors at least once quarterly to update them to relevant real time changes in our annual plan.

For most important raw materials and packaging, we aim to have both a primary vendor supplier and a secondary vendor supplier to ensure redundancy.

Our ability to compete and grow will be dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of skilled labor, equipment, parts and components. This could have an adverse effect on our financial results.

Our sales are difficult to forecast.

As a result of recent and ongoing regulatory and policy changes in the medical and adult use cannabis industries and unreliable levels of market supply, the market data available is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. Additionally, any market research and our projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to litigation.

We may become party to litigation from time to time in the ordinary course of business, which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for the Common Stock and could potentially use significant resources. Even if we are involved in litigation and win, litigation can redirect significant resources of Greenrose.

We face an inherent risk of product liability and similar claims.

As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have failed to meet expected standards or to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury, illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. As an agricultural product, the quality of cannabis is inherently variable, and consumers may raise claims that our quality control or labeling processes have not sufficiently ensured that our grown and manufactured processes are sufficient to meet expected standards. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.

Our success may depend on our ability to use and develop new extraction technologies, recipes, know-how and new strains of marijuana without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us. We are subject to additional risks if entities licensing intellectual property to us do not have adequate rights to the licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against us, we will be required to defend ourselves in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, require us to pay ongoing royalties or subject us to injunctions that may prohibit the development and operation of our applications.

If the Company fails to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if its products or services are not adopted as expected, the combined company will not be able to compete effectively.

The Company will operate in a highly competitive, quickly changing environment, and the combined company’s future success depends in part on its ability to develop or acquire and introduce new products and services that achieve broad market acceptance. The Company’s ability to successfully introduce and market new products is unproven. Because the Company will have a limited operating history and the market for its products, including newly acquired or developed products, is rapidly evolving, it is difficult to predict the combined Company’s operating results, particularly with respect to any new products that it may introduce. The Company’s future success will depend in large part upon its ability to identify demand trends in the market in which it will operate and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner. In order to differentiate the Company’s products and services from competitors’ products, the Company will need to increase focus and capital investment in research and development. If the Company’s new products or services fail to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the market in which the Company will operate, the Company’s future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that the Company may not be successful with its new products and services, and as a result the Company’s future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Also, the Company may not be able to respond effectively to new product or service announcements by competitors by quickly introducing competitive products and services. In addition, the Company may acquire companies and technologies in the future. In these circumstances, the combined company may not be able to successfully manage integration of the new product and service lines with the combined company’s existing suite of products and services. If the Company is unable to effectively and successfully further develop these new product and service lines, the Company may not be able to increase or maintain sales and the Company’s gross margin may be adversely affected. Furthermore, the success of the Company’s new products will depend on several factors, including, but not limited to, market demand costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, the Company’s ability to support these products, differentiation of new products from those of the Company’s competitors, market acceptance of these products, delays and quality issues in releasing new products and services. The occurrence of one or more of the foregoing factors may result in lower quarterly revenue than expected, and the Company may in the future experience product or service introductions that fall short of its projected rates of market adoption.

If the Company’s products fail to achieve and sustain sufficient market acceptance, the combined company’s revenue will be adversely affected.

The Company’s success will depend on its ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Some potential customers of the combined company may already use products similar to what Theraplant currently offer and similar to what the Company may offer in the future and may be reluctant to replace those products with what Theraplant currently offers or which the combined company may offer in the future. Market acceptance of the Company’s products will depend on many factors, including the Company’s ability to convince potential customers that the Company’s products are an attractive alternative to existing products.

Risks Related to Theraplant

Connecticut is a new market for cultivation licenses

Introduction in Connecticut of legislation authorizing recreational adult use may have an impact on patient or usage rates for medical use of cannabis; it is unclear what impact such trends, if significant and prolonged, may have on the business or prospects of Theraplant. Additionally, the regulatory framework implementing and administering the recently legalized adult use market in Connecticut is not yet complete, and development and implementation of that framework may create uncertainties relating to the rules applicable to the issuance of new licenses as well as the timing of and any limitations on adult use sales of cannabis in Connecticut.

Because our business is dependent, in part, upon continued market acceptance of cannabis by consumers, any negative trends could adversely affect our business operations.

We are dependent on public support, continued market acceptance and the proliferation of consumers in the state-level cannabis markets. While we believe that the market and opportunities in the space will continue to grow, we cannot predict the future growth rate or size of the market. Any downturns in, or negative outlooks on, the cannabis industry may adversely affect our business and financial condition.

Management of Theraplant have interests in competing businesses that may create a conflict of interest in allocating their time.

While we intend to maintain the key personnel of the Theraplant, the management of Theraplant have interests in competing businesses. For example, Daniel Emmans, the Chief Executive Officer of Theraplant who will serve as Regional President, has an ownership interest in Northeast Bio, which is seeking to obtain a license to cultivate cannabis in the State of Connecticut. While Mr. Emmans’ employment agreement requires him to devote sufficient time to Greenrose’s business to carry out his duties, neither his employment agreement nor his non-competition agreement restrict him from assisting any of these businesses in a way that may be competitive to Greenrose.

Greenrose’s and Theraplant’s ability to successfully operate the business thereafter will be largely dependent upon the efforts of certain key personnel of Theraplant, all of whom are expected to stay with Greenrose following the Theraplant merger. The loss of such key personnel could negatively impact the operations and financial results of Greenrose.

Greenrose’s and Theraplant’s ability to successfully operate the business following the closing is dependent upon the efforts of certain key personnel of Theraplant. Although such key personnel are generally expected to remain with Greenrose following the Theraplant merger, and Greenrose has entered into employment agreements with them that are effective as of the Closing and require such individual to agree to remain with Greenrose as of the Closing, there can be no assurance that such individuals will continue to remain with Greenrose after the Closing. It is possible that Theraplant may lose key personnel, the loss of which could negatively impact the operations and profitability of Greenrose.

Risks Related to True Harvest

Greenrose’s Board did not obtain a fairness opinion in determining whether to proceed with the True Harvest Acquisition.

In analyzing the True Harvest acquisition, the Board conducted significant due diligence on True Harvest. The Board believes because of the financial skills and background of its directors, and the financial information supporting the True Harvest acquisition provided by Greenrose’s management team, it was qualified to conclude that the True Harvest acquisition was fair from a financial perspective to Greenrose’s stockholders. Notwithstanding the foregoing, the Board did not obtain a fairness opinion to assist it in its determination. There can be no assurance that the consideration paid in connection with the True Harvest acquisition reflects the fair market value of the assets being purchased in that transaction.

Theraplant and True Harvest are located in different jurisdictions, and we may find it difficult integrating each into the Company.

As a result of the Theraplant Merger and the True Harvest Acquisition, Greenrose acquired operations in two (2) states and managing each of these businesses and integrating them into a single unified company may be difficult and could have a material adverse effect on Greenrose’s business, financial condition and results of operations.

True Harvest has previously been subject to litigation.

True Harvest is engaged in litigation relating to various business matters, including a dispute relating to a consulting services agreement with a consulting firm asserting that True Harvest is in breach of certain payment obligations, and that such party has filed liens securing its claims. Pursuant to the asset purchase agreement between Greenrose and True Harvest, Greenrose is not assuming liability for any litigation affecting True Harvest through the date of closing, and Greenrose understands any liability payable by True Harvest is to be paid by True Harvest in accordance with any settlement agreement entered to resolve pending litigation.

Risks Related to Intellectual Property and Information Technology

We have limited trademark protection.

We will not be able to register any federal trademarks for our cannabis products. Because producing, manufacturing, processing, possessing, distributing, selling and using cannabis is a crime under the Controlled Substances Act, the Patent and Trademark Office will not permit the registration of any trademark that identifies cannabis products. As a result, we likely will be unable to protect our cannabis product trademarks beyond the geographic areas in which it conducts business. The use of our trademarks outside the states in which we operate by one or more other persons could have a material adverse effect on the value of such trademarks.’

We face risks related to our information technology systems, and potential cyber-attacks and security breaches.

Our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology, which we refer to as IT, systems and software against damage and threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Our operations also depend on the timely maintenance and replacement of network equipment, IT systems and software, as well as pre-emptive expenses to mitigate associated risks. Given the nature of our products and the lack of legal availability outside of channels approved by the federal government, as well as the concentration of inventory in our facilities, there remains a risk of shrinkages, as well as theft. If there was a breach in security and we fell victim to theft or robbery, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivations and processing equipment, or if there was a failure in information systems, it could adversely affect our reputation and business continuity.

Additionally, we may store and collect personal information about customers and are responsible for protecting that information from privacy breaches that may occur through procedural or process failure, IT malfunction or deliberate unauthorized intrusions. Any such theft or privacy breach would have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

We are subject to laws, rules and regulations in the United States (such as the California Consumer Privacy Act which became effective on January 1, 2020) and other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Evolving compliance and operational requirements under the California Consumer Privacy Act and the privacy laws, rules and regulations of other jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation, and may otherwise adversely impact our business, financial condition and operating results.

Risks Related to the Securities of the Company

An active trading market for our common stock and warrants may never develop or be sustained, which would adversely affect the liquidity and price of our securities.

An active trading market for our securities may never develop or, if developed, may not be sustained. In addition, the price of our securities could fluctuate significantly for various reasons, many of which are outside our control, such as our performance, large purchases or sales of our common stock, legislative changes and general economic, political or regulatory conditions. The release of our financial results may also cause our share price to vary. If an active market for our securities does not develop, it may be difficult for you to sell our common stock and/or warrants you own or purchase without depressing the market price for our securities or to sell the securities at all.

If we fail to maintain the requirements for eligibility to be included for trading on the OTC Markets, or if our securities, including the public warrants were to cease to be eligible for trading on the OTC Markets, there could be significant material adverse consequences, including a lack of liquidity for our securities (including our public warrants), a limited availability of market quotations for our securities (including our public warrants), a limited amount of news and analyst coverage for the combined company, and a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

On June 21, 2021, Greenrose filed a Form 25 with the SEC and voluntarily delisted its securities from the Nasdaq market as Greenrose’s securities were approved for quotation on over the counter (OTC) markets as of June 22, 2021. Greenrose determined to voluntarily delist from Nasdaq because completion of the Theraplant Merger would cause Greenrose to be out of compliance with Nasdaq requirements that companies traded on Nasdaq may not be engaged in business that is not legal in the United States, and cannabis is not legal under current U.S. federal law. Greenrose believes the OTC marketplaces have not historically enjoyed the same degree of liquidity as the Nasdaq market. Accordingly, Greenrose securityholders may encounter lower trading volumes, broader spreads between bid and ask prices and generally less liquidity for Greenrose’s securities than if those securities remained eligible, for quotation on the Nasdaq market.

The sponsor can earn a positive rate of return on its investment, even if other shareholders experience a negative rate of return in the post- business-combination company.

On August 26, 2019, Greenrose issued an aggregate of 4,312,500 shares of its common stock (also referred to as the “Founder’s Shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share, to Greenrose’s sponsor. In its initial public offering, the Company issued an aggregate of 17,250,000 of its units (each unit consisting of one share of Greenrose common stock, $0.0001 par value per share and one warrant to purchase one share of Greenrose common stock at a price of $11.50 per share), at an offering price of $10.00 per Unit. Consequently, the Company’s sponsor may realize a positive rate of return on its initial $25,000 investment even if the public price per share of common stock of the Company drops to below $10.00 per share, in which case the public shareholders may experience a negative rate of return on their investment.

Greenrose may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on Greenrose’s financial condition, results of operations and the stock price, which could cause you to lose some or all of your investment.

Although Greenrose has conducted due diligence on Theraplant and True Harvest, there can be no assurance that Greenrose’s diligence surfaced all material issues that may be presented by the business of Theraplant and True Harvest, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Theraplant’s and True Harvest’s and outside of Greenrose’s control will not later arise. As a result of these factors, Greenrose may be forced to later write-down or write off assets, restructure its operations, or incur impairment or other charges that could result in Greenrose reporting losses. Even if Greenrose’s due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with Greenrose’s preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on Greenrose’s liquidity, the fact that Greenrose reports charges of this nature could contribute to negative market perceptions about Greenrose or its securities. Accordingly, any stockholders who choose to remain stockholders could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by Greenrose’s officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction.

The future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of the Company’s common stock.

Sales of a substantial number of shares of the Company’s common stock in the public market could occur at any time. If the Company’s stockholders sell, or the market perceives that the Company’s stockholders intend to sell, substantial amounts of the Company’s common stock in the public market, the market price of the Company’s common stock could decline.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002 that will be applicable to us after the completion of a business combination.

Theraplant and True Harvest were not subject to Section 404 of the Sarbanes-Oxley Act of 2002. However, we will be required to provide management’s attestation on internal controls commencing with its annual report for year ending December 31, 2021. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those required as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the regulatory compliance and reporting requirements that are applicable to us. If Greenrose is not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, Greenrose may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its common stock.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination, including general market and economic conditions, and being traded on the OTC market which is not a national stock exchange. An active trading market for our securities may never develop or, if developed, may not be sustained. In addition, the price of our securities could vary due to general economic conditions and forecasts, general business conditions and the release of financial reports. You may be unable to sell your securities unless a market can be sustained.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding our securities adversely, then the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of the Company, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company negatively change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, the Company will be required to provide the management report on internal controls commencing with the annual report for fiscal year ended December 31, 2021, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of a privately-held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of the Company or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

We are subject to proceeds of crime statutes.

We will be subject to a variety of laws that concern money laundering, financial recordkeeping and proceeds of crime. These include: the Bank Secrecy Act, as amended by Title III of the USA Patriot Act, the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), the rules and regulations under the Criminal Code of Canada and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.

In the event that any of our activities, or any proceeds thereof, in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above, or any other applicable legislation. This could have a material adverse effect on us and, among other things, could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions.

We lack access to U.S. bankruptcy protections.

Because cannabis is illegal under U.S. federal law, and bankruptcy is a strictly federal proceeding, many courts have denied cannabis businesses federal bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If we were to seek protection from creditors pursuant to applicable bankruptcy or insolvency laws, there is no guarantee that U.S. federal bankruptcy protections would be available to our United States operations, which would have a material adverse effect on us, our lenders and other stakeholders. While state-level receivership options do exist in some states as an alternative to bankruptcy, the efficacy of these alternatives cannot be guaranteed.

We face intense competition.

We face intense competition from other companies, some of which have longer operating histories and more financial resources and manufacturing, retail and marketing experience than us. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Amityville, NY.

We own and lease cultivation and manufacturing facilities in Watertown, CT and Phoenix, AZ consisting of a total of approximately 172 thousand square feet. These facilities support our wholesale operations.

The following table set forth the Company’s principal cultivation and processing properties as of December 31, 2021. In the first quarter of 2022, Theraplant’s facility was increased by 30,000 square feet to 98,000 in total.

Type	Location	Leased/Owned	Sq. Footage

Theraplant	Watertown, CT	Owned	68,000
True Harvest	Phoenix, AZ	Leased	74,025

Item 3. Legal Proceedings.

The Company has no legal proceedings, pending or threatened, which would have a material impact on the operations or financial condition of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and public warrants are currently traded on the OTCQX and OTCQB Markets under the symbols “GNRS” and “GNRS.W,” respectively. In February 2022, Greenrose engaged Odyssey Trust Company as its transfer agent.

Stockholders

As of April 11, 2022, our shares of Common Stock issued and outstanding were held of record by approximately 72 holders, and the Warrants outstanding were held of record by approximately 4 holders.

Dividend Policy

The Company has never declared or paid a dividend on its common stock, and it does not anticipate paying cash or other dividends in the foreseeable future. We may retain future earnings, if any, for future operations and expansion and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur.

Recent Sales of Unregistered Securities

On February 2, 2022, the Company entered into an Exchange Agreement with the Company’s Sponsor to convert $2,640,500 in aggregate principal amount of promissory notes and convertible notes (the “Sponsor Notes”) into (i) 685,289 shares of common stock of the Company, par value of $0.0001 per share, and (ii) 1,892,500 non-callable private warrants entitling the holder thereof to purchase one share of Common Stock at $11.50 per share for five (5) years from the date of issuance. The Sponsor Notes were non-interest bearing and did not contain a stated maturity date. The non-callable private warrants contained the same terms and conditions as the private warrants issued to the Company’s Sponsor and the Company’s underwriters in connection with its February 11, 2020 initial public offering.

Simultaneously with the entry of the Exchange Agreement, Greenrose issued all 685,289 shares of common stock of the Company to the Sponsor in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended. Upon the issuance of the 685,289 shares of common stock and 1,892,500 warrants of the Company, the Sponsor Notes were cancelled and are no longer outstanding.

The shares indicated above were issued in accordance with an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Section 4(a)(2) of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s 2021 Equity Incentive Plan, (the “Incentive Plan”) was approved by our stockholders on October 27, 2021 in connection with the Theraplant Merger and is our only equity compensation plan. As of the date of this Annual Report on Form 10-K, no securities under the Incentive Plan have been issued related to the Equity Compensation Plans and no Warrants have been exercised.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GREENROSE FOR THE PERIOD NOVEMBER 27, 2021 TO DECEMBER 31, 2021 (SUCCESSOR), THE PERIOD JANUARY 1, 2021 TO NOVEMBER 26, 2021 (PREDECESSOR), AND THE YEAR ENDED DECEMBER 31, 2021 (PREDECESSOR)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K.

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to The Greenrose Holding Company Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Greenrose Associates LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report.

This MD&A contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Factors that might cause such differences include, but are not limited to, those discussed in Part 1. of this Form 10-K under Item 1A., “Risk Factors,” which are incorporated herein by reference. Our future results and financial condition may be materially different from those we currently anticipate and historical results may not be indicative of future performance.

Financial information and unit or share figures, except per-unit or per-share amounts, presented in this MD&A are presented in thousands of US dollars (“$”), unless otherwise indicated. We round amounts in this MD&A to the thousands and calculate all percentages, per-unit, and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, cross foot, or recalculate based on reported numbers due to rounding. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.

Overview

The Greenrose Holding Company Inc. is a Delaware incorporated holding company that was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. On November 26, 2021 (the “Closing Date”) The Greenrose Holding Company Inc. (“Greenrose”, the “Company”, or “Successor”), formerly known as Greenrose Acquisition Corp., consummated its business combination (the “Theraplant Merger” or “Theraplant Business Combination”) with Theraplant, LLC, a Connecticut limited liability company (“Theraplant” or “Predecessor”), a private operating company.

Theraplant is a cannabis producer licensed by the State of Connecticut, dedicated to providing patients options to improve their wellbeing. Theraplant was Connecticut’s first state-licensed medical cannabis producer, receiving its license on February 7, 2014, and in October 2014 became the first producer to distribute medical cannabis in the Connecticut market. Theraplant designs premium cannabis genetics to offer a wide variety of compositions to meet needs of the state’s medical cannabis cardholders for all approved treatment conditions, while making quality medical cannabis affordable to the greatest range of patients. Theraplant hand selects premium cannabis genetics grown in a controlled, clean environment, under the watch of an award-winning cultivation team, and tested by a third-party laboratory for pesticides and microbiologics. Theraplant operates out of a cultivation facility with 68,000 square feet of capacity, with an additional 30,000 square feet of capacity that was completed in the first quarter of 2022.

On December 31, 2021, the Company completed its acquisition of substantially all of the assets and certain liabilities of True Harvest, LLC (“True Harvest”) as key part of its growth strategy. True Harvest is a limited liability company established in 2015 in the State of Arizona. True Harvest cultivates, manufactures, and sells medical marijuana in the State of Arizona, under a cultivation agreement with a third-party licensor, who has a medical marijuana dispensary registration certificate from Arizona Department of Health Services and is authorized to operate an off-site cultivation facility.

Theraplant Business Combination

On November 26, 2021, we consummated the Theraplant Business Combination. Under the terms of the acquisition, we paid consideration of $153,132 thousand at close, consisting of $91,196 thousand in cash, $43,500 thousand in shares of the Company’s common stock, $9,616 thousand in the form of a convertible note, paid down $6,754 thousand of outstanding debt and agreed to pay an incremental $1,975 thousand based upon the sale of an investment and certain tax reimbursements on the date of the transaction. This acquisition qualified as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). We have recorded an allocation of the consideration to Theraplant’s identified tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

True Harvest Acquisition

On December 31, 2021, we consummated the business combination with True Harvest (the “True Harvest Business Combination”) and entered into an amendment (“Amendment No. 3”) to the APA. Pursuant to the amended APA, Greenrose paid aggregate consideration of $68,671 thousand at close, consisting of $12,500 thousand in cash, $23,000 thousand in the form of a convertible note, $4,600 thousand in assumed debt, and $17,500 thousand in shares of common stock of the Company. Contingent upon True Harvest achieving a certain price point per pound of cannabis flower relative to total flower production within 36 months following the close of the transaction, Greenrose will pay additional consideration of up to $35,000 thousand in the form of an earnout, payable in shares of common stock of the Company. This acquisition qualified as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). We have recorded an allocation of the consideration to True Harvest’s identified tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

COVID-19

In March 2020, the World Health Organization declared the coronavirus (COVID-19) a global pandemic. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment, and economic disruptions. Management has been closely monitoring the impact of COVID-19, with a focus on the health and safety of the Company’s employees, business continuity and supporting the communities where the Company operates. The company has implemented various measures to reduce the spread of the virus, including implementing social distancing measures at its cultivation facilities, manufacturing facilities, and dispensaries, enhancing cleaning protocols at such facilities and dispensaries and encouraging employees to adhere to preventative measures recommended by local, state, and federal health officials.

It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on its business or results of operations at this time.

Key Performance Indicators and Non-GAAP Measures

Our management uses a variety of financial and operating metrics to evaluate our business, analyze our performance, and make strategic decisions. We believe these metrics and non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as management. However, these measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for financial measures that have been calculated in accordance with GAAP. We primarily review the following key performance indicators and non-GAAP measures when assessing our performance: (i) revenue; (ii) EBITDA; (iii) adjusted EBITDA; (iv) working capital; (v) cash flow; and (vi) return on capital employed. We believe these indicators provide us with useful data with which to measure our performance.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measures that represents earnings before interest expense, income taxes, depreciations, and amortization, or EBITDA, and further adjustments to EBITDA to exclude certain non- cash items and other non-recurring items that management believes are not indicative of ongoing operations.

We disclose EBITDA and Adjusted EBITDA because these non-GAAP measures are key measures used by our management to evaluate our business, measure its operating performance, and make strategic decisions. We believe EBITDA and Adjusted EBITDA may be useful for investors and others in understanding and evaluating our operations results in the same manner as its management. However, EBITDA and Adjusted EBITDA are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, income before income taxes, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business would have material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled EBITDA and Adjusted EBITDA or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate non-GAAP financial measures, which reduces their overall usefulness as comparative measures. Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for each of the periods indicated:

As Greenrose’s historical financial information is excluded from the Predecessor financial information, the businesses, and thus financial results, of the Successor and Predecessor entities, are expected to be largely consistent, excluding the impact on certain financial statement line items that were impacted by the Theraplant Business Combination. Management believes reviewing our operating results for the twelve-months ended December 31, 2021 by combining the results of the Predecessor and Successor periods (“S/P Combined”) is more useful in discussing our overall operating performance when compared to the same period in the current year. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the tables below present the non-GAAP combined results for the year.

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands)	November 27, 2021 to December 31, 2021	January 1, 2021 to November 26, 2021	Year ended December 31, 2021	For the year ended December 31, 2020
Net Income (Loss)	$6,942	$10,985	$17,710	$14,396
Provision for income taxes	(38)	934	679	1,179
Interest expense, net	1,997	198	2,195	102
Depreciation & amortization	1,320	729	2,049	42
EBITDA	9,787	12,846	22,633	15,719
Transaction related fees (a)	441	539	979	153
Change in Fair Value of Financial Instruments (b)	(11,883)	-	(11,883)	-
Fair value step-up of inventory from acquisitions (c)	603
Warrant Issuance Expense (d)	667	-	-	-
Infrequent events (e)	-	210	210	247
Management fees (f)	-	400	400	500
Adjusted EBITDA	$(385)	$13,995	$12,339	$16,618

(a)	Transaction fees relate to consulting, legal, and accounting fees in preparation for the Theraplant Business Combination and True Harvest acquisition.

(b)	Change in Fair Value of Financial Instruments represent the (gain)/loss recognized on the Consolidated Statement of Operations. For the S/P Combined twelve months ended December 31, 2021, the Company recognized a gain of $11,883 thousand on its financial instruments which resulted from fluctuations in the Company’s stock price.

(c)	Represents the impact to the cost of goods sold due to the fair value step up of inventory from purchase accounting

(d)	In connection with the debt issued for the Theraplant Business Combination and True Harvest acquisition the Company issued warrant securities to the lender. As such a portion of the debt financing costs have been allocated to the warrants and expensed in the Successor period.

(e)	Infrequent events include $210 thousand and $247 thousand for consulting fees related to Connecticut cannabis regulation proposals for the period ended November 26, 2021 and December 31, 2020, respectively.

(f)	Represents management fees associated with management consulting services that will not be required to be paid after the closing of the Theraplant Business Combination.

Key Components of Results of Operations

Revenues, net of discounts

Theraplant is a seed-to-wholesale cultivator, extractor, and processor that produces high quality cannabis products and sells wholesale product to dispensaries in the State of Connecticut. Revenues are recorded net of any applicable sales discounts. True Harvest is a cultivator, manufacturer, and seller of medical marijuana in the state of Arizona, under a cultivation agreement with a third-party licensor, who has a medical marijuana dispensary registration certificate from Arizona Department of Health Services and is authorized to operate an off-site cultivation facility. True Harvest was acquired on December 31, 2021 and did not have any results of operations to be included in the table below.

Cost of goods sold net

Cost of goods sold, net is derived from costs related to the cultivation and production of cannabis and cannabis products. Cost of goods sold, net includes the costs directly attributable to the production of inventory and includes amounts incurred in the cultivation and manufacturing of finished goods, such as flower, concentrates, and ingestibles. Direct and indirect costs include, but are not limited to, material, labor, supplies, utilities, and facility costs associated with cultivation, including depreciation and amortization.

Selling and marketing

Selling and marketing expenses consist of marketing expenses related to marketing programs for Greenrose products. As Greenrose continues to expand its facility, sales and marketing expenses will continue to increase.

General and administrative

General and administrative expenses represent costs incurred at Greenrose, primarily related to personnel costs, including salaries, incentive compensation, benefits, and other professional service costs, including legal and accounting. Greenrose expects to continue to invest considerably in this area to support expansion plans and to support the increasing complexity of the cannabis business. Greenrose anticipates an increase in compensation expenses related to recruiting and hiring talent, accounting, legal and professional fees associated with becoming compliant with the Sarbanes-Oxley Act, and other public company corporate expenses.

Depreciation and amortization

Depreciation and amortization expenses represent a write-down to reduce the carrying value of Greenrose’s property and equipment and intangible assets. As Greenrose continues to grow and expand their property and equipment, we expect to see continued growth to the depreciation expense.

Other income (expense), net

Other income (expense), net consist primarily of interest expense and other non-operating activities.

Provision for income taxes

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. We are subject to income tax examinations since our inception by various tax authorities.

As we operate in the cannabis industry, we are subject to the limits of IRC Section 280E under which we are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

Results of Operations

November 27, 2021 to December 31, 2021 (Successor), the period January 1, 2021 to November 26, 2021 (Predecessor), combined Predecessor and Successor period (“S/P Combined”) and the year ended December 31, 2020 (Predecessor) comparison

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands)	November 27, 2021 to December 31, 2021	January 1, 2021, to November 26, 2021	Year ended December 31, 2021	Year Ended December 31, 2020	$	%
Revenues, net of discounts	$1,927	$23,468	$25,395	$28,375	$(2,980)	-11%
Cost of Goods Sold	973	8,055	9,028	9,838	(810)	-8%
Gross Profit	954	15,413	16,367	18,537	(2,170)	-12%
Selling and marketing	10	231	241	333	(92)	-28%
General and administrative	1,855	3,062	4,917	2,548	2,369	93%
Depreciation and amortization	1,320	50	1,370	42	1,328	3162%
Income From Operations	(2,231)	12,070	9,839	15,614	(5,775)	-37%
Other income (expense), net	9,211	(151)	9,060	(39)	9,099	n/a
Income Before Provision for Income Taxes	6,980	11,919	18,899	15,575	3,324	21%
Provision for income taxes	(38)	(934)	(972)	(1,179)	(207)	10%
Net income	$6,942	$10,985	$17,927	$14,396	$3,531

Comparison of the years ended December 31, 2021 and December 31, 2020

The following discussion represents a comparison of our results of operations for the year ended December 31, 2021, which includes the results of operations for the one month ended December 31, 2021 (Successor) plus the eleven months ended November 26, 2021 (Predecessor) compared to the year ended December 31, 2020 (Predecessor).  The results of operations for the periods shown in our audited consolidated financial statements, including the periods shown as Successor and Predecessor, are not necessarily indicative of operating results for the entire period.  In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented

Revenue, net of discounts

For the S/P Combined twelve months ended December 31, 2021, the Company’s Revenue, net of discounts decreased $2,980 thousand or 11% compared to the prior year. The True Harvest Acquisition occurred on December 31, 2021 and did not contribute any sales to our year ended December 31, 2021, and as a result all sales are a result of Theraplant activities. The decrease is a result of a reduction in the medicinal market in Connecticut along with increased competition. The decrease in revenue is also a result of new legislation for adult-use cannabis in Connecticut. With the law, “An Act Concerning Responsible and Equitable Regulation of Adult-Use Cannabis”, passed in June 2021, we believe that prospective consumers who previously obtained a medical card or considered obtaining a medical card in Q3 and Q4 decided to purchase cannabis outside of the medical market. This was the result of the decriminalization of cannabis as of July 1, 2021 in Connecticut, thus forgoing the cost of a doctor’s visit and a state license registration. Further, the availability of black-market products for the larger new adult (non-medical) market has increased due to illegal events and delivery services, negatively impacting revenues. The new law now allows for an adult use of the product in Connecticut.

Cost of Goods Sold

Cost of goods sold, net for the S/P Combined twelve months ended December 31, 2021, decreased $810 thousand or 8% compared to the prior year. The True Harvest Acquisition occurred on December 31, 2021 and did not contribute to any cost of Goods Sold for our year ended December 31, 2021, and as a result all Cost of Goods Sold are a result of Theraplant activities. This general decrease was consistent with the decrease in Revenue. The decrease due to the decrease in revenue was offset by various increases in Cost of goods sold related to bringing additional capacity online. The Company incurred additional costs related to initial planting and production processes in the new production facility, which resulted in the decrease in Cost of Goods Sold being less than the decrease in revenue. These start up costs are expected to decrease after Q2 2022.

Selling and Marketing Expenses

Selling and marketing expenses for the S/P Combined twelve months ended December 31, 2021, decreased $92 thousand or 28% compared to the prior period. This decrease was primarily due to smaller purchases in marketing material.

General and Administrative Expenses

General and administrative expenses for the S/P Combined twelve months ended December 31, 2021, increased $2,369 thousand or 93% compared to the prior year. This increase is due to professional fees and transaction related expenses due to the Theraplant Business Combination and True Harvest acquisition.

Depreciation and Amortization

Depreciation and amortization for the S/P Combined twelve months ended December 31, 2021, increased $1,328 thousand or 3162% compared to the prior year. This increase is due to the amortization of the intangible assets for the period beginning November 27, 2021. These intangible assets acquired in connection with the Theraplant Business Combination totaled $107 million. The amortization of the acquired intangible assets was $1,315 thousand for the period November 27, 2021 through December 31, 2021.

Other income (expense), net

Other income (expense), net, which consists of interest expenses, net, for the S/P Combined twelve months ended December 31, 2021, increased $9,099 thousand. This increase is due to the change in fair value of the Company’s financial instruments totaling $11,883 thousand. The Company recognized $1,997 thousand of interest expense inclusive of $406 thousand of amortization of deferred finance costs and original issue discount.

Provision for Income Taxes

Provision for income taxes for the S/P Combined twelve months ended December 31, 2021, decrease $207 thousand or 18%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand. Our primary requirements for liquidity are to fund our working capital needs, debt service, operating lease obligations, capital expenditures and general corporate needs. Theraplant is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support its business growth and expansion. With our True Harvest Acquisition, on December 31, 2021, we expect to be further generating cash from sales over the next 12 months. As of December 31, 2021, we maintained a cash and cash equivalents balance of $7,240 thousand, and $1,817 thousand of restricted cash with a working capital deficit of $103,434 thousand.

Based on our forecasted expenditures related to our debt service and following the completion of our True Harvest Acquisition on December 31, 2021, we determined that after taking into account our cash flow projections, we do not believe we will have sufficient cash on hand or available liquidity to meet our obligations through the twelve months from the date of issuance of the consolidated financial statements for the twelve months ended December 31, 2021. We have incurred significant expenses in relation to our acquisitions. We expect our cash flows to increase over time, but not in sufficient quantities in the short term to pay for expenses, without additional capital, or Connecticut recreation legalization. As a result, substantial doubt exists regarding the going concern assumption on our consolidated financial statements. Therefore, these conditions raise substantial doubt about our ability to continue as a going concern.

We have certain debt obligations to sellers, our lender, and vendors which will require cash to meet their requirements. Our ability to continue meeting these contractual obligations will be reliant upon our ability to secure significant additional capital funding or revise the contracts.

In 2022, we intend to revise our agreements with sellers and seek significant additional capital funding to stabilize our cash flow. We are currently in active discussions with the lenders under our credit agreements (including certain of our related parties) for additional financing, a waiver of our compliance with covenants and/or cure of any events of default under the credit agreements. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

Further, there are other factors which may make financing our operations more difficult, including the Cannabis industry we operate in and any other risk factors listed in Item 1A. of Part I of this Annual Report on Form 10-K. In consideration of our plans, substantial doubt is not alleviated.

The following table presents Greenrose’s cash and outstanding debt as of the dates indicated. Due to an event of default, all debt has been classified as current within the consolidated balance sheet as of December 31, 2021:

	Successor	Predecessor
(in thousands)	December 31, 2021	December 31, 2020
Cash and Cash Equivalents	$7,240	$2,263
Restricted Cash	1,817	-
Total cash and cash equivalents and restricted cash	$9,057	$2,263
Outstanding Debt:
Notes Payable	$108,656	$1,779
Total Debt	$108,656	$1,779

Cash Flows

The following table presents the summary cash flow information for the periods indicated:

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands)	November 27, 2021 to December 31, 2021	January 1, 2021, to November 26, 2021	Year ended December 31, 2021	Year Ended December 31, 2020
Net cash provided by (used in) operating activities	$(3,976)	$12,167	$8,191	$15,999
Net cash used in investing activities	(110,684)	(5,314)	(115,998)	(926)
Net cash provided by financing activities	(51,456)	(7,730)	(59,186)	(19,995)
Net increase (decrease) in cash and cash equivalents	$(166,116)	$(877)	$(166,993)	$(4,922)

Cash Flow from Operating Activities

During the S/P Combined twelve-month period ended December 31, 2021, cash flows provided by operating activities were $8,191 thousand. The cash flows provided by operating activities resulted from net income of $17,710 thousand, depreciation and amortization of $1,370 thousand and net working capital decrease of $2,300 thousand. Our $17,710 thousand of net income was primarily related to a non-cash gain on change in value of our financial instruments of $11,883 thousand. Our working capital decrease was due primarily to an increase in accounts payable and accrued expenses for transaction related expenses.

Cash Flow from Investing Activities

Net cash used in investing activities was $115,998 thousand for fiscal 2021 period (S/P Combined), an increase of $115,072 thousand, compared to net cash used in investing activities of $926 thousand during fiscal 2020 (Predecessor). The increase primarily relates to the Theraplant Business Combination and True Harvest which, collectively, represent a $110,450 thousand investing out flow. Additionally, the Company’s capital expenditures increased to $5,548 thousand for the fiscal 2021 period (S/P Combined) compared to $932 thousand during fiscal 2020 due to the expansion of the Theraplant facility.

Cash Flow from Financing Activities

Net cash used in financing activities was $59,186 thousand for fiscal 2021 period (S/P Combined), an increase of $39,191 thousand, compared to net cash used in financing activities of $19,995 thousand during fiscal 2020 (Successor). The increase of cash used was primarily related to the payment of $154,899 thousand of SPAC redemptions, and 12,373 of distributions to members prior to the business combination, partially offset by the $109,768 thousand of debt proceeds compared to the prior year of 19,994 thousand of distribution to members.

Financing Arrangements

The primary objective of our financing strategy is to maintain a prudent capital structure that provides us flexibility to pursue our growth objectives. We use short-term debt as management determines is reasonable, principally to finance ongoing operations, including our seasonal requirements for working capital (generally accounts receivable, inventory, and prepaid expenses and other current assets, less accounts payable, accrued payroll, and other accrued liabilities), and a combination of equity and long-term debt to finance both our base working capital needs and our non-current assets.

Term Loans

On November 26, 2021, we entered into the “Credit Agreement” with DXR Holdings where the lender (DXR Holdings) will provide an initial term loan (the “Initial Term Loan”) in an amount equal to eighty-eight million dollars ($88,000,000). The proceeds of the term loan were used to acquire the net assets of Theraplant.

Additionally, the Credit Agreement includes a Delayed Draw Term Loan (the “Delayed Draw Term Loan” and collectively with the Initial Term Loan “the Term Loans”) in amount equal to seventeen million dollars ($17,000,000). As detailed in the agreement, the Delayed Draw Term Loan provided funding for the acquisition of True Harvest and related transaction costs.

We are required to make principal payments on the Term Loans of $5,000,000 on each Installment Date. The Installment Date is the last business day of each March, June, September and December, beginning with the earlier of (i) the second full fiscal quarter following the Trigger Date and (ii) the ninth fiscal quarter following the Closing Date. The Trigger Date is the date of the introduction and implementation (meaning the first day that sales are permitted whether or not the Borrower or its subsidiaries make sales on such date) of the Adult Use Cannabis market in the state of Connecticut.

The Term Loans bear interest on the unpaid principal amount thereof from the date made through repayment (whether by acceleration or otherwise) thereof at the greater of LIBOR or 1% plus the Applicable Margin (Section 2.4 (a)). Interest on each term loan attributable to the PIK Rate shall be payable on each Interest Payment Date by capitalizing the amount thereof, added to the outstanding amount. All interest and applicable fees chargeable under the Loan Documents shall be computed on the basis of a three hundred sixty (360) day year (Section 2.4(d)), in each case, for the actual number of days elapsed in the period during which the interest or fees accrue. The Applicable Margin means 16.00% per annum, provided that for the first 12 months following the Closing Date, 8.5% per annum may be payable in kind and thereafter, 5.00% per annum may be payable in kind (the amounts payable in kind, the “PIK Rate”). The PIK balance will be paid in cash at the end of the term loan. The accrued and unpaid interest on both Term Loans shall be due and payable on the earliest of maturity date, change of control, the sale of all or substantially all assets of Greenrose, or the date of the acceleration.

The Term Loans are collateralized by substantially all the assets and liabilities of the Company. The Credit Agreement contains certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenants as of December 31, 2021.

Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on the Term Loans

Warrant Liabilities

In connection with the Initial Term Loan, we entered into Warrant Agreement (the “Warrant Agreement”) with the DXR Holdings to acquire 2,000 thousand fully paid and nonassessable shares of our non-voting common stock. The warrants are immediately exercisable and have an exercise price of $0.01 per warrant (i.e., penny warrants). The holder can exercise the right to purchase the common stock in part or in whole at any time or from time to time. The warrants will expire and no longer exercisable on November 25, 2026. The holder of the warrants has the option to exercise the warrants in equity or in cash.

On December 31, 2021 the Company amended the Warrant Agreement by adding a price floor to the cash election feature whereas the Lender can elect to net cash settle the warrants for an amount that is the greater of the fair market value of the Company’s share price or the price floor. The price floor starts at $6.00 per share and increases $1.00 in each subsequent year on the initial term loan anniversary date. Additionally, the expiration date of the warrants is now able to be extended by five successive one-year extensions if the sale of cannabis continues to be federally illegal at the expiration date (the fifth anniversary of the issuance date and subject to five 1-year extensions at the election of the holder).

In connection with the funding of the Delayed Draw Term Loan, the Company issued another 550 thousand warrants with identical terms as the other 2,000 thousand warrants as amended by the Warrant Amendment for total Lender warrants of 2,550 thousand.

We accounted for the warrants as liabilities in accordance with ASC 815-40 and are they are presented within the warrant liabilities within the consolidated balance sheet. The warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of in financial instruments within the consolidated statements of operations.

Derivative Liability

In order to help facilitate the closing of the Theraplant Business Combination, on October 20, 2021, Greenrose and an investor (the “Investor”), entered into a Non-Redemption Agreement (the “Non-Redemption Agreement”), pursuant to which the Investor agreed to purchase up to 1,000 thousand shares common stock of the Company, $0.0001 par value per share, in open market transactions or in private transactions from the certain selling shareholders who are not affiliated with the Company, at a purchase price not to exceed $10.14 per share.

In connection with the entry of the Non-Redemption Agreement, Greenrose entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”) pursuant to which Greenrose agrees that to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the Common Stock requested to be included in such registration statement (the “Resale Registration Statement”), and Greenrose shall use its best efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof, but in no event later than the 45th calendar day following the filing of the Resale Registration Statement (or, the fifth calendar day following the date on which the Company is notified by the SEC that the Resale Registration Statement will not be or is no longer subject to further review and comments.

Further, as part of the Non-Redemption Agreement, Greenrose and the Investor agreed that Greenrose shall issue and sell to the Investor, and the Investor shall purchase from Greenrose, for the sum of $500,000, an aggregate of 500,000 newly issued shares of Greenrose Common Stock (“Investor Shares”). When issued, these shares are to be subject to a lock-up and will be released based on a contractual calculation each month for six months. Any shares not released within that six-month period shall be forfeited. During the period ended December 31, 2021, the Company released 140,947 shares from lock-up (“Released Shares”). None of the shares have been issued or are outstanding as of and for the period ended December 31, 2021.

The Investor Shares are considered derivative liabilities in accordance with ASC 815-40, due to certain settlement provisions in the corresponding warrant agreement that do not meet the criteria to be classified in stockholders’ equity. Pursuant to ASC 815-40, the Investor Shares are classified as a liability at fair value on the Company’s consolidated balance sheet, and the change in the fair value of such liability in each period is recognized as a non-cash gain or loss in the Company’s consolidated statements of operations.

Private Warrant Liabilities

Prior to the Theraplant Business Combination, Greenrose sold 2,000 thousand private warrants to Greenrose Associates, LLC (the “Sponsor”) and Imperial Capital, LLC (“Imperial”). Each private warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share.

The private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the private warrant liabilities within the consolidated balance sheet. The private warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of in financial instruments within the consolidated statements of operations.

Other Notes Payable

In connection with the True Harvest Acquisition, the Company assumed $4,600 thousand of debt. The debt consisted of three promissory notes (the “Promissory Notes”). The Promissory Notes mature December 2023 and bear interest at 12% of the outstanding loan principal. Equal interest and principal payments are due each month.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We engaged Imperial in October 2019 (pursuant to an engagement letter agreement amended in January 2020) as an advisor in connection with a business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a business combination, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. Pursuant to the terms of our engagement of Imperial, a cash fee for such services was to be payable upon the consummation of a business combination in an amount equal to 4.5% of the gross proceeds of Initial Public Offering, or $7,763 thousand (exclusive of any applicable finders’ fees which might become payable); provided that up to 20% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying and consummating a Business Combination.

Additionally, the original terms of our engagement of Imperial included provision to pay Imperial a cash fee for assisting us in obtaining financing for the business combination in an amount equal to 5% of the face amount of any equity securities and 3% of the face amount of any debt sold or arranged as part of the business combination (exclusive of any applicable finders’ fees which might become payable). Our engagement of Imperial was amended as of April 13, 2022 to reflect new agreed compensation terms. Pursuant to the April 2022 amendment we have agreed to compensate Imperial (i) a retainer of shares of common stock of the Company equivalent to $250 thousand (as determined by the five consecutive trading day volume weighted average price of the Company’s common stock following execution of the April 2022 amendment; (ii) a quarterly fee payable in shares of the Company equivalent to $75 thousand per quarter (as determined by the five consecutive trading day volume weighted average price of the Company’s common stock as of first day of each quarter), such amount to increase to an equivalent of $150 thousand per quarter following the sixth consecutive month of the amended engagement, plus a fee payable on the closing of a business combination or business combinations as we and Imperial shall agree and consistent with industry custom and usage. All fees earned and paid to Imperial under the amended engagement shall be credited against the amount owed and payable under the $10,500 thousand non-interest-bearing note issued by the Company to Imperial in April, 2022 in satisfaction of amounts otherwise payable under the terms of the 2019 engagement, as amended.

We have also entered into an agreement with a vendor to provide investor relations services related to the Company’s business combination. The agreement requires us to pay $15 thousand upon commencement of the agreement plus reimbursement for any out-of-pocket expenses. In addition, we have agreed to pay a $100 thousand fee only upon the consummation of a business combination. The agreement also requires the continuation of investor relations services for a minimum of six months subsequent to the consummation of a business combination at the rate of $15 thousand per month.

We also entered into an agreement with a vendor to provide multimedia services related to the Company’s business combination and virtual investor event. This agreement requires that the Company pay $33 thousand when the current financing closes-the consummation of a business combination. The agreement will terminate on August 31, 2022.

Related Party Transactions

On March 26, 2020, we issued an unsecured promissory note (the “2020 Note”) in the principal amount of $1,000,000 to our Sponsor. The 2020 Note is non-interest bearing and payable upon the consummation of a business combination. The 2020 Note may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the private units and the warrants would be identical to the private warrants.

On January 29, 2021, we issued an unsecured promissory note (the “2021 Note”) in the principal amount of $1,000,000 to our Sponsor. The 2021 Note is non-interest bearing and payable upon the consummation of a business combination. The 2021 Note may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the private warrants.

On June 18, 2021, the Company issued an unsecured promissory note (the “June 2021 Note”), in the principal amount of $300,000 to our sponsor evidencing a loan in the amount of $300,000. The June 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On August 26, 2021, the Company issued an unsecured promissory note (the “August 2021 Note”), in the principal amount of $450,000 to our sponsor evidencing a loan in the amount of $450,000. The August 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On September 9, 2021, the Company issued an unsecured promissory note (the “September 2021 Note”), in the principal amount of $180,000 to our Sponsor evidencing a loan in the amount of $180,000. The September 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On September 20, 2021, the Company issued an unsecured promissory note (the “Second September 2021 Note”), in the principal amount of $65,000 to our Sponsor evidencing a loan in the amount of $65,000. The Second September 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On October 1, 2021, the Company issued an unsecured promissory note (the “October 2021 Note”) in the principal amount of $100,000 to our Sponsor evidencing a loan in the amount of $100,000. The October 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On November 1, 2021, the Company issued an unsecured promissory note (the “November 2021 Note”) in the principal amount of $140,000 to our Sponsor evidencing a loan in the amount of $140,000. The November 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

The June 2021 Note, the August 2021 Note, the September 2021 Note, the Second September 2021 Note, the October 2021 Note and the November 2021 Note are collectively referred to herein as the Sponsor’s Notes in the amount of $1,235,000, which does not include the convertible 2020 Note and 2021 Note.

On February 2, 2022, Greenrose entered into an exchange agreement (the “Exchange Agreement”) with Greenrose Associates LLC, the Company’s sponsor to convert $2,640 thousand in aggregate principal amount of promissory notes and convertible notes into (i) 685 thousand shares of common stock of the Company, par value of $0.0001 per share, and (ii) 1,893 thousand non-callable private warrants entitling the holder thereof to purchase one share of Common Stock at $11.50 per share for five (5) years from the date of issuance. The Sponsor Notes were non-interest bearing and did not contain a stated maturity date. The non-callable private warrants contained the same terms and conditions as the private warrants issued to the Company’s Sponsor and the Company’s underwriters in connection with its February 11, 2020 initial public offering.

Simultaneously with the entry of the Exchange Agreement, Greenrose issued all 685 thousand shares of common stock of the Company to the Sponsor in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended. Upon the issuance of the 685 thousand shares of common stock and 1,893 thousand warrants of the Company, the Sponsor Notes were cancelled and are no longer outstanding.

Recently Issued Accounting Pronouncements

See Note 1 - Nature of Operations and Summary of Significant Accounting Policies,” to the audited condensed consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Instruments

We account for the Derivative Instruments in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Derivative Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Derivative Instruments as liabilities at their fair value and adjust the Derivative Instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Black-Scholes model. The fair value of the convertible promissory note was estimated using a Black-Scholes model.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Income (loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In May 2021, the FASB issues ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this Update clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this Update affect all entities that issue freestanding written call options that are classified in equity. The amendments do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic and do not affect a holder’s accounting for freestanding call options. This update is effective after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

On July 19, 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments”, which requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate (hereafter referred to as “variable payments”) as an operating lease on the commencement date of the lease if specified criteria are met. The ASU is effective after December 15, 2021. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

On March 12, 2020, the FASB concluded its reference rate reform project and issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The Board undertook the reference rate reform project to address constituents’ concerns about certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. Constituents feared that, without new guidance and relief, entities’ application of contract modification and hedging requirements under U.S. GAAP to modifications triggered by reference rate reform would be costly to implement and result in financial reporting that did not faithfully represent management’s intent or risk management activities. In addition, the FASB believes that such accounting treatment would not provide decision-useful information to financial statement users. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

On August 5, 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and underlying assumptions are reviewed on an ongoing basis. The estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant. Actual results may differ from these estimates, and revisions to accounting estimates are recognized in the period in which the estimate is revised.

Significant judgments, estimates, and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.

Business Combinations

Classification of an acquisition as a business combination or an asset acquisition depends on whether the assets acquired constitute a business, which can be a complex judgment. Whether an acquisition is classified as a business combination or asset acquisition can have a significant impact on the entries made on and after acquisition.

In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgement in estimating the probability and timing of when earn-outs are expected to be achieved, which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market.

Estimated Useful Lives and Depreciation of Property and Equipment and Intangible Assets

Depreciation and amortization of property and equipment and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

Goodwill Impairment

The Company applies the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08 “Intangibles-Goodwill and Other-Testing Goodwill for Impairment,” which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

Consolidation

Judgment is applied in assessing whether the Company exercises control and has significant influence over entities in which the Company directly or indirectly owns an interest. The Company has control when it has the power over the subsidiary, has exposure or rights to variable returns and has the ability to use its power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the subsidiaries. Where the Company is determined to have control, these entities are consolidated. Additionally, judgment is applied in determining the effective date on which control was obtained.

Inventories

The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price, what we expect to realize by selling the inventory and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.

Allowance for Uncollectible Accounts

Allowances for doubtful accounts reflect Greenrose’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including Greenrose’s risk assessment regarding the credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Though infrequent, if ever, account balances are charged off against the allowance when Theraplant believes it is probable the receivable will not be recovered. No allowance for doubtful accounts was required as of December 31, 2021 and December 31, 2020.

Fair Value of Financial Instruments

The individual fair values attributed to the different components of a financing transaction, including derivative financial instruments, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

Financial Instruments and Financial Risk Management

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable and accrued liabilities, notes payable, warrant liability and contingent consideration payable. Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of hierarchy are:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2—Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3—Inputs for the asset or liability that are not based on observable market data.

Provision for Income Taxes

Prior to the Theraplant Business Combination, the Predecessor’s members had elected to have the Predecessor treated as a partnership for income tax purposes. As such, the items of income, loss, deduction, and credit are passed through to, and taken into account by, the Predecessor’s members in computing their own taxable income.

The Predecessor is subject to the limits of IRC Section 280E under which it is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The State of Connecticut imposes a corporate flow through tax on partnership earnings, resulting in an accrued tax liability on the consolidated balance sheet as of December 31, 2020 (Predecessor) of $209 thousand.

Regulation Overview and Balance Sheet Exposure

100% of the balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states and locals in which we operate. However, cannabis remains illegal under U.S. federal law and substantially all our revenue is derived from U.S. cannabis operations.

Commitments and Contingencies

Greenrose follows the provisions of U.S. GAAP when recording litigation related contingencies. A liability is recorded when a loss is probable and can be reasonably estimated. No litigation related contingencies have been identified.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

We are exposed in varying degrees to a variety of financial instrument related risks. We mitigate these risks by assessing, monitoring, and approving our risk management processes.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, and due to the material weakness in internal controls described below, our Principal Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2021, the Company’s management identified a material weakness related to our internal control over financial reporting related to the Company’s accounting for complex financial instruments occurred during the three months ended September 30, 2021. The material weakness did not result in a material misstatement of the Company’s financial statements included in this report, the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021, or in other periodic filings. Management took immediate action and remediated the material weakness over financial reporting related to the Company’s accounting for complex financial instruments, by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and additional staff with the requisite experience and training to supplement existing accounting professionals. As of December 31, 2021, the Company’s management has remediated the Company’s exposure to material weaknesses related to this matter. There were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Prior to completion of the Business Combinations, Greenrose disclosed a material weakness in internal control over financial reporting related to the accounting for financial instruments that was previously reported in the Form 10-K/A no. 2 filed on December 3, 2021.

Post completion of the Business Combinations, we are continuously engaged in the enhancement of our processes and internal controls over financial reporting. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As described in this Annual Report, on November 26, 2021 an December 31, 2021, we completed the Theraplant Business Combination and True Harvest Business Combination. Prior to the Business Combinations, Greenrose was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, Greenrose’s previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as Greenrose’s liabilities and operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combinations. The design of our internal controls over financial reporting post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

In our Annual Report on Form 10-K for our fiscal year ending December 31, 2022, we will include a report by our management of its assessment of internal control over financial reporting required by Item 308(a) of Regulation S-K. In making this assessment, management will use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework Scope of the Controls Evaluation. In such Annual Report on Form 10-K, we will also include the report of our registered public accounting firm under Item 308(b) of Regulation S-K.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial report.

ITEM 9B. OTHER INFORMATION

None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
William Harley III	58	Chief Executive Officer, Director
Paul Wimer	58	President and Chief Operating Officer
Scott Cohen	43	Chief Financial Officer
Daniel Harley	57	Executive Vice President, Investor Relations, Director
Brendan Sheehan	51	Director
Steven Cummings	58	Director
John Falcon	73	Chairman
Thomas Megale	62	Director
John Torrance, III	47	Director

William (“Mickey”) Harley III has served as our Chief Executive Officer and Director since our inception. Mr. Harley has over 30 years of experience in agriculture, real estate and finance. Mr. Harley currently serves as a managing member of our sponsor. From 2012 through 2018 Mr. Harley served as President of Bhavana Berries LLC, a vertically integrated branded organic blueberry business located on the North Fork of Long Island. From 2010 to 2012, Mr. Harley was the Chief Executive Officer of National Pecan Company, which became the largest, vertically integrated pecan company in the world, and was later acquired by Diamond Foods, Inc. in 2017. Since 2011, Mr. Harley has been the Managing Member and majority owner of The Arsenal Group, which is involved in the acquisition, remediation and redevelopment of a “brownfield” industrial real estate project. In 2012, HRK Holdings, LLC and HRK Industries, LLC, entities partially owned by The Arsenal Group, both filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Middle District of Florida and emerged from bankruptcy protection in 2017. Prior to these endeavors Mr. Harley spent nearly twenty years in asset management. Mr. Harley holds a Master’s Degree in Public and Private Management from Yale University’s School of Management and received a BS degree in Chemical Engineering and a BA in Economics from Yale University. We believe Mr. Harley is well-qualified to serve as a member of the board due to his agriculture and business experience, as well as his contacts and relationships.

Paul Wimer has served as our President since our inception. From July 2017 until June 2019 Mr. Wimer served as the Chief Experience & Strategy Officer of Tivity Health, Inc., a publicly traded health and wellness company, where he was responsible for the company’s innovation, product management, digital marketing, business development, corporate development and call center operations. From 2010 through 2017 he served as a Senior Principal of Clareo Inc., a management consulting firm where he was responsible for business development, client management and project delivery. From 2010 to present he serves as the founder of Aspen Lane LLC, a strategic growth advisory firm. From 2000 to 2010 Mr. Wimer served as one of the founding managing directors of Topspin Partners, a NY based Venture and Private Equity firm, where he was responsible for deal identification, assessment, investment structure and ongoing management of investments across a broad set of industries and across the full company lifecycle, I.e., from startups to small buy outs. Mr. Wimer holds a BS in Chemical Engineering from Yale University and a Master of Business Administration from Harvard University.

Scott Cohen, has served as our Chief Financial Officer since December 2021 and had previously served as our Chief Accounting Officer since 2020, and he has previously worked in both private accounting and accounting consulting for public companies. Prior to Greenrose, Mr. Cohen spent eleven years at PwC LLP focusing on client transactions across sectors including: consumer products, healthcare, telecommunications, and aerospace and defense. Mr. Cohen is a Certified Public Accountant, licensed in New York, and he holds a Master of Business Administration in finance from New York University’s Stern School of Business and a Bachelors of Arts in economics from the University of Pennsylvania. Mr. Cohen does not have any family relationships with any current or prospective director or executive officer of the Company.

Daniel Harley has served as our Executive Vice President, Investor Relations and a Director since our inception. Mr. Harley has over 25 years of investment experience, having invested in private and public companies both domestically and internationally. He currently serves as a managing member of our sponsor. From 2016 through 2018 he served as a Portfolio Manager at Narmo Capital Management, a Saudi family office based out of Bahrain, where he was responsible for the concept, formation and launch of a global event driven fund. From 2010 through 2016 he was the Founder, Principal and Portfolio Manager of Unqua Capital Management (and its predecessor Bannon Alternative Strategies). Mr. Harley began his career as an associate investment banker at Ryan Beck & Associates from 1991 through 1993 where he participated in a full range of investment banking and corporate services. From 1993 through 1998 he worked at Allen & Company Incorporated as an OTC Market Maker trading in post-bankruptcy equities and warrants, and then managed the company’s special situations fund. In 1999 he joined his brother, Mickey Harley, our Chief Executive Officer to form HBV Alternative Strategies and its successor companies, where he helped grow assets from $5 million to a peak of over $1.3 billion. Mr. Harley received a Master of Business Administration in Finance from St. Joseph’s University and a BS in Biology from the University of Delaware. We believe Mr. Harley is well-qualified to serve as a member of the board due to his business experience, as well as his contacts and relationships.

Nicole Conboy has served as our Chief Administrative Officer since December 2020. Ms. Conboy has over 30 years of experience within the field of Human Resources with expertise in the areas of employee relations, organizational culture and change, performance management, compensation, legal compliance, training, succession planning, talent acquisition, and benefits. From 2014 through 2020 Ms. Conboy served as a Business Manager/Director of Human Resources for HRK Holdings, LLC. Prior to HRK, Ms. Conboy held the title of Director of Human Resources for Bannon Hospitability from 2009-2013. Ms. Conboy began her career at Saks Fifth Avenue as a Benefits Associate then held various human resource management positions with firms such as Publishers Clearing House, Precision Pharma Services, Partminer, and Career Moves, an executive recruitment firm servicing the financial services industry.

Brendan Sheehan served as our Executive Vice President, Corporate Strategy and Investor Relations until November 2021 and has served a Director since our inception. Mr. Sheehan has over 25 years of experience in business development, sales and operations in the finance, technology and healthcare industries. He currently serves as a managing member of our sponsor. Mr. Sheehan has an extensive network of family offices and high net-worth individuals with whom he has raised funds for the cannabis industry. Since 2015 he has served as the founder of Greenrose Corp, an executive recruiter for hedge funds and fintech firms as well as for companies in the cannabis industry. Between 2010 and 2014 he served as a bond broker at Tullet Prebon (now part of TP ICAP plc) and prior to that served in similar positions with leading firms such as Tradition Securities and Futures and GFI Group. Mr. Sheehan began his finance career as a hedge fund analyst at Mellon HBV, specializing in distressed asset evaluations. Mr. Sheehan received a Master of Business Administration from New York University and a BA from Yale University. We believe Mr. Sheehan is well-qualified to serve as a member of the board due to his business experience, as well as his contacts and relationships.

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

John Torrance, III has served as a member of our Board of Directors since October 2019. He has over 20 years of experience in the specialty chemical and alternative energy sectors. Since 2016, Mr. Torrance has been working for Element Solutions (formerly Platform Specialty Products) a publicly held corporation serving the consumer electronics, automotive, graphic solutions & offshore drilling industries with proprietary specialty chemicals and application expertise. Mr. Torrance is currently the Vice President of Supply Chain of North & South America leading the integration of 5 legacy businesses with 12 plants in the US, Canada, Mexico & Brazil. Prior to his role at Element Solutions, Mr. Torrance spent 15 years with increasing levels of responsibility in Operations and Manufacturing for an alternative energy start-up Proton Onsite. He spent time designing, building and outfitting the company’s turnkey global headquarters in Wallingford, CT while also developing the business processes and software systems to support late-stage commercialization of their patented Polymer Exchange Membrane (PEM) based technology. The company was founded in 1996 and grew to the global leader in onsite hydrogen generation for commercial& industrial markets and oxygen generation for military & aerospace applications. Mr. Torrance has a B.S. in Chemical Engineering from Bucknell University while also studying abroad at the University of Nottingham. We believe Mr. Torrance is well-qualified to serve as a member of our board of directors due to his business experience as well as business contacts and relationships.

Director Independence

Our board has determined that each of Steven Cummings, John Falcon, Thomas Megale and John Torrance is an “independent director” under applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective February 13, 2020, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Steven Cummings, John Falcon and John Torrance, each of whom would qualify as an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Nominating Committee

Effective February 13, 2020, we established a nominating committee of the board of directors, which consists of Steven Cummings, John Falcon and John Torrance, each of whom would qualify as an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide those persons to be nominated:

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

Compensation Committee

Effective February 13, 2020, we established a compensation committee of the board of directors, which consists of John Falcon, John Torrance and Thomas Megale, each of whom would qualify as an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Insider Trading Policy

Effective December 22, 2021, we adopted an insider trading policy that applies to all our executive officers, directors and employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to Greenrose. Pursuant to an amendment to the bylaws of Greenrose, a Confidentiality Policy was adopted. See Amended Bylaws of Greenrose dated January 28, 2022.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2021, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

In the 2019 and 2020 fiscal years, no executive officer received any cash compensation for services rendered to us.

In the 2021 fiscal year, our principal executive officer and two most highly compensated executive officers have received the cash compensation for services rendered to us the 2021 fiscal year as reflected in the Summary Compensation Table presented below.

Since our formation, we have not granted any post-employment benefits nor any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors. However, our Compensation Committee may recommend, and our Board of Directors may approve, such benefits or options, rights or awards. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

For the fiscal year 2022, our Compensation Committee has recommended, and our Board of Directors has approved, the following executive compensation for its principal executive officer and its two most highly compensated executive officers:

SUMMARY COMPENSATION TABLE

Name and principal position	Year		Salary ($)	Bonus ($)	Stock awards ($)	Options awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
William F. Harley III,	2022	*	508,000	—	—	—	—	—	—		508,000
Chief Executive Officer,	2021		39,077	—	—	—	—	—	—		39,077
Director	2020		—	—	—	—	—	—	—		—
	2019		—	—	—	—	—	—	—		—
Paul Otto Wimer,	2022	*	408,000	—	—	—	—	—	—		408,000
President and	2021		31,385	—	—	—	—	—	—	**	31,385
Chief Operating Officer	2020		—	—	—	—	—	—	—		—
	2019		—	—	—	—	—	—	—		—
Daniel Harley,	2022	*	350,000	—	—	—	—	—	—		350,000
Executive Vice President,	2021		26,923	—	—	—	—	—	—		26,923
Investor Relations, Director	2020		—	—	—	—	—	—	—		—
	2019		—	—	—	—	—	—	—		—

*	No fiscal year 2022 amounts have not been paid to date; reflects amounts recommended by our Compensation Committee and approved our Board of Directors for the fiscal year 2022 and are anticipated to be paid to the named executive officers in fiscal year 2022. See the disclosure presented under the caption “Cautionary Note Regarding Forward-Looking Statements” in this registration statement regarding forward-looking statements.

**	Other compensation consisted of reimbursement for medical insurance premiums in the amount of approximately $10,000 per month in the fiscal year 2021.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy and registration statements. Accordingly, an emerging growth company:

●	does not have to provide a Compensation Discussion and Analysis (CD&A);

●	does not have to provide a disclosure of the relationship of compensation policies and practices to risk management;

●	only has to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table with accompanying narrative text; and

●	can limit its Summary Compensation Table to only its principal executive officer and its two most highly compensated officers (rather than also including the principal financial officer and its three most highly compensated officers) and to two (rather than three) fiscal years of compensation information.

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, no member of our Compensation Committee was an officer or employee of the Company, or was formerly an officer or employee of the Company. In addition, during the last completed fiscal year, no member of our Compensation Committee was a participant in any transaction with the Company, other than in their respective non-compensated roles as members of our Board of Directors, Compensation Committee, and, with respect to Messrs. Falcon and Torrance, our Audit Committee and Nominating Committee.

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

Beneficial ownership is determined according to the rules of the Commission, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants, or other securities that are currently exercisable or exercisable within 60 days. The Company’s Shares of Common Stock issuable upon exercise of options, warrants, or other securities currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total ownership and total voting power of the beneficial owner thereof.

The beneficial ownership of the shares of Common Stock of the Company is based on 16,061,190 shares of Common Stock issued and outstanding as of the February 1, 2022, and the additional 685,289 of shares to be issued to Greenrose Associates LLC for the settlement of related party notes for a total of 16,746,479 as of the date of this Annual Report on Form 10-K.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of the Company’s Shares of Common Stock beneficially owned by them. Unless otherwise indicated, the business address of each of the following entities or individuals is c/o The Greenrose Holding Company Inc., 111 Broadway, Amityville, NY 11701.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares
William F. Harley III	0	(2)	0
Daniel Harley	0	(2)	0
Brendan Sheehan	0	(2)	0
Paul Otto Wimer	0	(3)	0
Scott Cohen(7)	0	(3)	0
Jeffrey Stegner(8)	0	(3)	0
Steven Cummings	0	(3)	0
Thomas Megale	0		0
John Falcon	0	(3)	0
John Torrance III	0	(3)	0
Greenrose Associates LLC	8,430,289	(4)	42.2%
All Greenrose directors and executive officers as a group (nine individuals)	4,532,500		27.07%
True Harvest, LLC	6,730,378	(5)	40.19%
Ethan Ruby	1,562,287	(6)	9.33%

*	Represents ownership of less than 5%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 111 Broadway, Amityville, NY 11701.

(2)	Does not include any securities held by Greenrose Associates LLC, of which each person is a manager and member. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual of the committee exercises voting or dipositive control over any of the securities held by such entity, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

(3)	Does not include any securities held by Greenrose Associates LLC, of which each person is directly or indirectly a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

(4)	Based on 16,746,479 shares of Company Common Stock outstanding on the date of this Annual Report on Form 10-K, reflects 4,532,500 Shares of common stock purchased prior to the Company’s initial public offering and units purchased in private placement at the time of the initial public offering as previously reported by Reporting Person, as well 1,100,000 warrants that became exercisable upon completion of the Company’s Business Combination, and 220,000 previously underlying the units, as well as 1,892,500 warrants, and 685,289 shares of Company Common Stock issued to Reporting Person in connection with February 2, 2022 Exchange Agreement.

(5)	This includes 4,430,378 shares at $3.95 issued on December 31, 2021 to the owners of True Harvest, LLC, as part of the consideration for acquisition of the assets of True Harvest, LLC, and 2,300,000 shares of common stock underlying the convertible note issued as part of the True Harvest Acquisition. The Convertible Note allows True Harvest, LLC, to convert any of the principal amount due under the Convertible Notes into common stock at a price of $10.00 per unit. Michael Macchiaroli may be deemed to beneficially own such shares by virtue of his status as the sole manager of True Harvest, LLC. The address of True Harvest, LLC is 10768 E. Acoma Drive, Scottsdale, Arizona 85255.

(6)	This does not include up to 500,000 shares of common stock subject to certain terms and conditions of the Theraplant Merger Agreement.

(7)	On December 22, 2021, the board of directors of the Company appointed Scott Cohen as Chief Financial Officer of the Company.

(8)	On December 22, 2021, Mr. Stegner resigned as Chief Financial Officer of the Company. Mr. Stegner’s resignation did not result from a disagreement with the Company or the board of directors.

All of the Founder’s Shares outstanding prior to the Company’s initial public offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to affect a business combination and liquidate, there will be no liquidation distribution with respect to the Founder’s Shares.

William F. Harley III, Chief Executive Officer and Director of the Company, and Daniel Harley, Executive Vice President, Investor Relations and Director of the Company, are brothers.

Messrs. W. Harley, D. Harley, Sheehan, Cummings, Falcon, Megale and Torrance are Directors of the Company.

The Company’s executive officers, and Sponsor are “promoters,” as that term is defined under federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 On August 2019, we issued 4,312,500 shares of common stock to our Sponsor for $25,000 in cash, at a purchase price of approximately $0.006 per share, in connection with our organization.

On March 26, 2020, we issued an unsecured promissory note (the “2020 Note”) in the principal amount of $1,000,000 to our Sponsor. The 2020 Note is non-interest bearing and payable upon the consummation of a Business Combination. The 2020 Note may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the private units and the warrants would be identical to the private warrants.

On January 29, 2021, we issued an unsecured promissory note (the “2021 Note”) in the principal amount of $1,000,000 to our Sponsor. The 2021 Note is non-interest bearing and payable upon the consummation of a Business Combination. The 2021 Note may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the private warrants.

On June 18, 2021, the Company issued an unsecured promissory note (the “June 2021 Note”), in the principal amount of $300,000 to our sponsor evidencing a loan in the amount of $300,000. The June 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On August 26, 2021, the Company issued an unsecured promissory note (the “August 2021 Note”), in the principal amount of $450,000 to our sponsor evidencing a loan in the amount of $450,000. The August 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On September 9, 2021, the Company issued an unsecured promissory note (the “September 2021 Note”), in the principal amount of $180,000 to our Sponsor evidencing a loan in the amount of $180,000. The September 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On September 20, 2021, the Company issued an unsecured promissory note (the “Second September 2021 Note”), in the principal amount of $65,000 to our Sponsor evidencing a loan in the amount of $65,000. The Second September 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On October 1, 2021, the Company issued an unsecured promissory note (the “October 2021 Note”) in the principal amount of $100,000 to our Sponsor evidencing a loan in the amount of $100,000. The October 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On November 1, 2021, the Company issued an unsecured promissory note (the “November 2021 Note”) in the principal amount of $140,000 to our Sponsor evidencing a loan in the amount of $140,000. The November 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

The June 2021 Note, the August 2021 Note, the September 2021 Note, the Second September 2021 Note, the October 2021 Note and the November 2021 Note are collectively referred to in this Annual Report on Form 10-K as the Sponsor’s Notes in the amount of $1,235,000, which does not include the convertible 2020 Note and 2021 Note.

On February 2, 2022, Greenrose entered into an exchange agreement (the “Exchange Agreement”) with Greenrose Associates LLC, the Company’s sponsor (the “Sponsor”) to convert $3,235,000 in aggregate principal amount of promissory notes and convertible notes (the “Sponsor Notes”) into (i) 685,289 shares of common stock of the Company, par value of $0.0001 per share, and (ii) 1,892,500 non-callable private warrants entitling the holder thereof to purchase one share of Common Stock at $11.50 per share for five (5) years from the date of issuance. The Sponsor Notes were non-interest bearing and did not contain a stated maturity date. The non-callable private warrants contained were issued in the form as the private warrants issued to the Company’s Sponsor and the Company’s underwriters in connection with its February, 2020 initial public offering.

Simultaneously with the entry of the Exchange Agreement, Greenrose issued all 685,289 shares of common stock of the Company to the Sponsor in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended. Upon the issuance of the 685,289 shares of common stock and 1,892,500 warrants of the Company, the Sponsor Notes were cancelled and are no longer outstanding.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees incurred for Macias Gini & O’Connell, (“MGO”), our independent registered public accounting firm for the years ended December 31, 2021 and 2020. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees.

	Year Ended December 31,
	2021	2020
Audit fees	$118,000	$-
Audit-related fees	70,599	-
Tax fees		-
All other fees	-	-
Total	$188,599	$-

Audit fees. Consist of fees incurred for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.

Audit-related fees. Consist of fees billed by MGO for professional services rendered for audit-related services in connection with the consolidated financial statements incorporated in the SEC filings to facilitate the Business Combination for the year ended December 31, 2021. There were no fees billed by MGO for professional services rendered for audit-related services for the year ended December 31, 2020.

Tax fees. Consist of fees billed by MGO for tax compliance services for the years ended December 31, 2021 and 2020.

All other fees. There were no fees billed by MGO for professional services rendered for other compliance purposes for the years ended December 31, 2021 and 2020.

The audit committee has established pre-approval policies and procedures, pursuant to which the audit committee approved the foregoing audit services provided by MGO in 2021 consistent with the audit committee responsibility for engaging our independent auditors. The audit committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The audit committee has determined that the rendering of such services is compatible with MGO maintaining its independence.

The Company also incurred fees related to the prior auditor, Marcum LLP. In 2021, the Company incurred $234 thousand in audit fees, and $58 thousand in audit-related fees. In 2020, the Company incurred $53 thousand in audit fees.

Change in Auditor

Dismissal of independent registered public accounting firm

As previously disclosed in the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 6, 2021, of Greenrose Acquisition Corp. (“Greenrose” or the “Company”), on October 1, 2021, the Audit Committee of the Company approved the dismissal of Marcum LLP (“Marcum”), which had served as our independent registered public accounting firm prior to its Business Combination since 2019. Effective following the completion of the Company’s 10-Q review for the three and nine months ended September 30, 2021, the Company’s Audit Committee approved the appointment of Macias Gini & O’Connell, LLP (“MGO”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021.

The reports of Marcum on Greenrose’s balance sheets as of December 31, 2020 (as restated) and 2019, and the statements of operations, changes in stockholder’s equity and cash flows for the year ended December 31, 2020 (as restated) and for the period from August 26, 2019 (inception) through December 31, 2010, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles, except for an explanatory paragraph in the December 31, 2020 report regarding substantial doubt about the Company’s ability to continue as a going concern.

During the period from August 19, 2019 (inception) through December 31, 2020 and the subsequent interim periods through October 1, 2021,(i) there were no disagreements between the Company and Marcum on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreements in its reports on the Company’s financial statements for such periods and (ii) there were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K except that for the year ended December 31, 2020 and the quarters ended March 31, 2021 and June 30, 2021, based upon an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of Greenrose concluded that its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the restatement of its financial statements as of and for such periods in light of the SEC Staff Statement dated April 12, 2021, which required Greenrose to reclassify the outstanding warrants as liabilities on its balance sheet. Based on the foregoing, it was determined that Greenrose had a material weakness as of December 31, 2020 relating to its internal controls over financial reporting.

In connection with the preparation of its financial statements as of September 30, 2021, the management of Greenrose Acquisition Corp. (“Greenrose” or the “Company”) re-evaluated the Company’s application of ASC 480-10-S99 to its accounting classification of the redeemable shares of common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on February 13, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination.

On November 19, 2021, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”) concluded that, in light of recent guidance, it is appropriate to restate the Company’s previously issued audited balance sheet as of February 13, 2020 reported in the Company’s Form 8-K filed with the SEC on February 20, 2020, the Company’s audited financial statements for the period ended December 31, 2020 included in the Company’s annual report on Form 10-K/A filed with the SEC on May 27, 2021, the Company’s unaudited quarterly financial statements as of and for the three months ended March 31, 2020, included in the Company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2020, the Company’s unaudited quarterly financial statements as of and for the six months ended June 30, 2020 included in the Company’s quarterly report on Form 10-Q filed with the SEC on August 11, 2020, the Company’s unaudited quarterly financial statements as of and for the nine months ended September 30, 2020 included in the Company’s quarterly report on Form 10-Q filed with the SEC on November 13, 2020, the Company’s unaudited quarterly financial statements as of and for the three months ended March 31, 2021 included in the Company’s quarterly report on Form 10-Q filed with the SEC on June 2, 2021 and the Company’s unaudited quarterly financial statements as of and for the six months ended June 30, 2021 included in the Company’s quarterly report on Form 10-Q filed with the SEC on August 16, 2021 (the “Non-Reliance Financial Statements”), in each case to report all Public Shares as temporary equity. In connection with the change in presentation for the shares subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata between shares subject to redemption and those that are not subject to redemption.

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Q3 Form 10-Q, and was remediated as of December 31, 2021.

Disclosures regarding the new independent auditor

On October 1, 2021, the audit committee of the Board approved the engagement of MGO as the Company’s independent registered public accounting firm to audit our consolidated financial statements as of and for the year ending December 31, 2021. MGO served as independent registered public accounting firm of Theraplant LLC, our Predecessor, and independent auditor of True Harvest LLC prior to the Business Combinations.

During the years ended December 31, 2021 and December 31, 2020 and the subsequent interim periods through October 1, 2021, neither the Company, nor any party on its behalf, consulted with MGO with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements, and no written report or oral advice was provided to us by MGO that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1(1)†	Agreement and Plan of Merger dated as of March 12, 2021, by and among Greenrose Acquisition Corp., GNRS CT Merger Sub, LLC, Theraplant, LLC and Shareholder Representative Services LLC
2.2(1)†	Asset Purchase Agreement dated as of March 12, 2021, by and among True Harvest, LLC, Greenrose Acquisition Corp. and True Harvest Holdings, Inc.
2.3(2)	Amendment No. 1 to Asset Purchase Agreement, dated as of July 2, 2021, by and among True Harvest, LLC, an Arizona limited liability company, Greenrose Acquisition Corp, a Delaware corporation, and True Harvest Holdings, Inc., a Delaware corporation
2.4(3)	Amendment No. 1, dated as of August 10, 2021, to the Agreement and Plan of Merger, dated as of March 12, 2021, by and among Greenrose Acquisition Corp., GNRS CT Merger Sub, LLC, Theraplant, LLC, and Shareholder Representative Services, LLC
2.4(4)	Amendment No. 2 to Asset Purchase Agreement, dated as of October 28, 2021, by and among True Harvest, LLC, an Arizona limited liability company, Greenrose Acquisition Corp, a Delaware corporation, and True Harvest Holdings, Inc., a Delaware corporation
2.5(5)	Amendment No. 3 to the Asset Purchase Agreement dated as of December 31, 2021, by and among True Harvest, LLC, an Arizona limited liability company, Greenrose Acquisition Corp, a Delaware corporation, and True Harvest Holdings, Inc., a Delaware corporation
2.6(6)	Amendment No. 2 to the Agreement and Plan of Merger dated as of November 26, 2021, by and among Greenrose Acquisition Corp., GNRS CT Merger Sub, LLC, Theraplant, LLC and Shareholder Representative Services LLC, as amended
3.1(7)	Amended and Restated Certificate of Incorporation
3.2(6)	Second Amended and Restated Certificate of Incorporation
3.3(8)	Amended and Restated Bylaws
4.1	Description of Securities
4.2(5)	Registration Rights Agreement of Former Equity holders of Theraplant, LLC
4.3(9)	Registration Rights Agreement of Imperial Capital, LLC.
4.4(5)	Registration Rights Agreement of True Harvest, LLC
4.5(10)	Registration Rights Agreement of YA II PN, Ltd.
4.6(11)	Lender Warrant No. 1
4.7(5)	Amended and Restated Lender Warrant No. 1
4.8(5)	Lender Warrant No. 2
10.1(10)	Non-Redemption Agreement, dated as of October 20, 2021
10.2(8)	Exchange Agreement, dated as of February 2, 2022, by and between The Greenrose Holding Company Inc. and Greenrose Associates LLC
10.3(5)	Form of Convertible Promissory Note
10.4(5)	Form of Unsecured Promissory Note
10.5(11) ††	Senior Secured Credit Agreement among Company, TPT Merger Sub, Theraplant, DXR Finance, LLC as Agent (“Agent”) and DXR-GL HOLDINGS I, LLC, DXR-GL HOLDINGS II, LLC, and DXR-GL HOLDINGS III, LLC as lenders
10.6(5) ††	Amendment No. 1 to the Senior Secured Credit Agreement among the Company, TPT Merger Sub, Theraplant, DXR Finance, LLC as Agent (“Agent”) and DXR-GL HOLDINGS I, LLC, DXR-GL HOLDINGS II, LLC, and DXR-GL HOLDINGS III, LLC as lenders
10.7(12)	2021 Incentive Plan
14.1(14)	Code of Ethics
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
††	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2021
(2)	Incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on July 9, 2021
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2021
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2021
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2022
(6)	Incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2021
(7)	Incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2021
(8)	Incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2022
(9)	Incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2022
(10)	Incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on October 21, 2021
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2021
(12)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 5, 2021
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-235724) on February 11, 2020
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-235724) on December 27, 20219

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of April 15, 2022.

THE GREENROSE HOLDINGS COMPANY INC.

By:	/s/ William F. Harley III
Name:	William F. Harley III
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William F. Harley III	Chief Executive Officer and Director	April 15, 2022
William F. Harley III	(Principal Executive Officer)

/s/ Scott Cohen	Chief Financial Officer	April 15, 2022
Scott Cohen	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

The Greenrose Holding Company Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of The Greenrose Holding Company Inc. (the “Company”) as of December 31, 2021 (Successor), and Theraplant, LLC as of December 31, 2020 (Predecessor) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period November 27, 2021 through December 31 2021 (Successor) , the period January 1, 2021 through November 26, 2021 (Predecessor) and the year ended December 31, 2020 (Predecessor) and the related notes (collectively with the consolidated financial statements of The Greenrose Holding Company Inc., and Theraplant, LLC, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Greenrose Holding Company Inc. as of December 31, 2021 (Successor) and Thereplant, LLC, as of December 31, 2020 (Predecessor) and the consolidated results of its operations and its cash flows for the period November 27, 2021 through December 31, 2021 (Successor) and for the period January 1, 2021 thought November 26, 2021 (Predecessor) and the year ended December 31, 2020 (Predecessor) , in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered a loss from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern during the period from November 27, 2021 to December 31, 2021 (Successor). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021.

/s/ Macias Gini & O'Connell LLP

Long Island, NY

Firm ID 324

April 15, 2022

The Greenrose Holding Company Inc.
Consolidated Balance Sheets
December 31, 2021 and December 31, 2020
(in thousands, except share and per share amounts)

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$7,240	$2,263
Restricted Cash	1,817	-
Marketable Security	1,694	-
Accounts Receivable, net	1,197	1,421
Inventories	12,513	3,585
Prepaid expenses and other current assets	3,031	233
Total current assets	27,492	7,502
Intangible assets, net	113,684	-
Property and equipment, net	25,209	8,073
Goodwill	71,658	-
Other assets	1,050	117
Total assets	$239,093	$15,692
Liabilities and Stockholders’ Equity Members’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,916	$1,350
Current Tax Payable	38	-
Current Portion of Note Payable	106,015	69
Convertible Promissory Note - Related Parties	2,000	-
Promissory Notes - Related Parties	641	-
Distributions Payable to Members	-	170
Due to Related Parties	846	-
Due to Prior Members	1,130	0
Other Current Liabilities	1,340	-
Total current liabilities	130,926	1,589
Deferred tax liability	-	58
Contingent Consideration	20,880	-
Note Payable, Net of Current Portion	-	1,710
Private Warrants Liabilities	436	-
Warrant Liabilities	16,601	-
Derivative Liability	1,167	-
Total liabilities	170,010	3,357
Commitments and contingencies		-

Stockholders’ Equity/Members’ Equity
Common stock, $0.0001 par value; 150,000,000 shares authorized; 16,061,190 shares issued and outstanding at December 31, 2021	2	-
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Additional paid-in capital	70,859	-
Accumulated deficit	(1,778)
Members’ Equity	-	12,335
Total Stockholders’ Equity/Members’ Equity	69,083	12,335
Total liabilities and Stockholders’ Equity/Members’ Equity	$239,093	$15,692

The accompanying notes are an integral part of these financial statements.

The Greenrose Holding Company Inc.
Consolidated Statements of Operations
For the fiscal periods ended December 31, 2021 and November 26, 2021, and year ended December 31, 2020
(in thousands, except share and per share amounts)

	Successor	Predecessor
	Period from November 27, 2021 to December 31, 2021	Period from January 1, 2021 to November 26, 2021	Year ended December 31, 2020
Revenue	$1,927	$23,468	$28,375
Cost of Goods Sold	973	8,055	9,838
Gross Profit	954	15,413	18,537
Expenses from Operations
Selling and Marketing	10	231	333
General, and Administrative	1,855	3,062	2,548
Depreciation and Amortization	1,320	50	42
Total Expenses from Operations	4,158	11,398	12,761
Income (Loss) From Operation	(2,231)	12,070	15,614
Other income (expense):
Other income (expense), net	(675)	47	63
Interest Expense, net	(1,997)	(198)	(102)
Change in Fair Value in Financial Instruments	11,883	—	—
Total other income (expense), net	9,211	(151)	(39)

Income Before Provision for Income Taxes	6,980	11,919	15,575

Provision for Income Taxes	(38)	(934)	(1,179)
Net Income	$6,942	$10,985	$14,396

Successor earnings per share
Earnings per common share
Basic	$0.59
Diluted	$(0.33)

Weighted average shares outstanding
Basic	11,749,911
Diluted	14,653,508

Predecessor earnings per share
Net Income per share – basic and diluted – attributable to:
Angel Founder Units		$53.13	$47.65
Series A Units		$53.13	$157.36
Series R Units		$53.11	$44.91

Weighted average shares – basic and diluted – attributable to:
Angel Founder Units		110,000	110,000
Series A Units		42,761	42,761
Series R Units		54,000	54,000

The accompanying notes are an integral part of these financial statements.

The Greenrose Holding Company Inc.
Consolidated Statements of Changes in Stockholders’ Equity/Members’ Equity
For the fiscal periods ended December 31, 2021 and November 26, 2021, and year ended December 31, 2020

Predecessor
(in thousands, except share and per share amounts)	Total Members’ Equity
Balance, January 1, 2020	$13,334
Distributions to Members	(15,449)
Warrants Exercised for Cash	54
Net Income	14,396
Balance, December 31, 2020	12,335
Distributions to Members	(12,374)
Net Income	10,985
Balance, November 26, 2021	$10,946

	Successor
(in thousands except share and per share amount)	Common Stock	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total Stockholders’ Equity
Balance at November 27, 2021	4,642,500	$—	$—	$(8,720)	$(8,720)
Previously redeemable shares issued to Common Stock	1,988,312	—	20,180	—	20,180
Underwriter fee	—	—	(7,783)	—	(7,783)
Issuances of shares for Theraplant Business Combination	5,000,000	1	43,500	—	43,501
Issuance of shares for True Harvest Acquisition	4,430,378	1	14,398	—	14,399
Investor Shares Vested	—	—	564	—	564
Net Income	—	—	—	6,942	6,942
Balance at December 31, 2021	16,061,190	$2	$70,859	$(1,778)	$69,083

The accompanying notes are an integral part of these financial statements.

The Greenrose Holding Company Inc.
Consolidated Statement of Cash Flows
For the fiscal periods ended December 31, 2021 and November 26, 2021, and year ended December 31, 2020 (in thousands, except share and per share amounts)

	Successor	Predecessor
	Period from November 27, 2021 to December 31, 2021	Period from January 1, 2021 to November 26, 2021	Year ended December 31, 2020
Cash flows from operating activities:
Net income (loss)	$6,942	$10,985	$14,396.00
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,389	729	992
Change in Fair Value in Financial Instruments	(11,883)	-	-
Warrant Issuance Expense	667	-	(6)
Amortization of debt discount & issuance fees	406	13
Interest Expense - PIK	731	-	-

Change in operating assets and liabilities:
Accounts receivable	228	(4)	(307)
Prepaid expenses and other assets	(530)	(360)	(92)
Inventories	157	(436)	700
Accounts payable and accrued liabilities	(2,121)	1,237	312
Deferred Tax Liabilities	38	3	4
Net Cash Provided by Operating Activities	(3,976)	12,167	15,999

Cash flows from investing activities:
Purchases of property and equipment	(234)	(5,314)	(932)
Proceeds from sale of property and equipment	-	-	6
Theraplant Business Combination, net of cash acquired	(97,950)	-	-
True Harvest Acquisition, net of cash acquired	(12,500)	-	-
Net cash used in investing activities	(110,684)	(5,314)	(926)

Cash flows from financing activities:
Proceeds from notes payable	105,000	4,768	-
Principal repayments of notes payable	(833)	(125)	(65)
Debt Issuance Costs	(724)	-	-
Warrants exercised for cash	-	-	54
Distributions to members	-	(12,373)	(19,984)
Redemptions Payable	(154,899)	-	-
Net Cash Used in Financing Activities	(51,456)	(7,730)	(19,995)

Net increase (decrease) in cash, cash equivalents and restricted cash	(166,116)	(877)	(4,922)
Cash, cash equivalents and restricted cash, beginning of period	175,173	2,263	7,185
Cash, cash equivalents and restricted cash, end of period	9,057	1,386	2,263

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	7,240	1,386	2,263
Restricted cash	1,817	-	-
Total cash, cash equivalents and restricted cash, end of period	$9,057	$1,386	$2,263
Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$852	$181	$102

Supplemental disclosure of non-cash investing and financing activities
Term Loan and Delayed Draw Term Loan warrant issuance and related debt discount	27,501
Non-cash deferred financing costs	6,840
Investor Shares derivative liability	2,615
Release of Investor Shares	564
Equity Purchase Agreement Commitment fee	1,000
Deferred IPO underwriting fee	7,783
Issuance of deferred cash payment for Theraplant Business Combination	9,616
Issuance of Contingent Consideration for True Harvest Acquisition	20,880
Issuance of True Harvest convertible note	20,892
Accrued capital expenditures	195	825	-
Leafline Industries, LLC	2,259
Insurance Financing	1,340

The accompanying notes are an integral part of these financial statements.

1. Nature of Operations and Summary of Significant Accounting Policies

The Company was originally incorporated in Delaware on August 26, 2019 as a special purpose acquisition company. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities as completed on the Closing Date

On November 26, 2021 (the “Closing Date”) The Greenrose Holding Company Inc. (“Greenrose”, the “Company”, or “Successor”), formerly known as Greenrose Acquisition Corp., consummated its business combination (the “Theraplant Merger” or “Theraplant Business Combination”) with Theraplant, LLC, a Connecticut limited liability company (“Theraplant” or “Predecessor”), a private operating company. The Theraplant Business Combination was consummated pursuant to the Agreement and Plan of Merger dated March 12, 2021 (as amended pursuant to that certain Amendment No. 1, dated as of August 10, 2021, to the Agreement and Plan of Merger (“Amendment No. 1”), and that certain Amendment No. 2, dated as of November 26, 2021, to the Agreement and Plan of Merger (“Amendment No. 2”), collectively, the “Theraplant Merger Agreement”), pursuant to which GNRS CT Merger Sub, a Connecticut limited liability company and a wholly-owned subsidiary of Greenrose (“TPT Merger Sub”) was merged with and into Theraplant, with Theraplant surviving the Merger as a wholly owned subsidiary of Greenrose. The financial results described herein for the dates and periods prior to the Theraplant Business Combination relate to the operations of the Predecessor prior to the consummation of the Theraplant Business Combination. The Consolidated Financial Statements after the Closing Date include the accounts of the Company and its wholly owned subsidiaries including Theraplant.

On December 31, 2021, the Company and True Harvest Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“TH Buyer”), and True Harvest, LLC, an Arizona limited liability company (“True Harvest”), consummated the acquisition of substantially all of True Harvest’s assets and the assumption of certain of True Harvest’s liabilities (the “True Harvest Acquisition”), pursuant to that certain Asset Purchase Agreement dated March 12, 2021, as amended by that Amendment No. 1 to the Asset Purchase Agreement dated July 2, 2021, that certain Amendment No. 2 to the Asset Purchase Agreement dated October 28, 2021, and that certain Amendment No. 3 to the Asset Purchase Agreement dated December 31, 2021 (as it may be amended from time to time, the “Asset Purchase Agreement”).

The Company, through its wholly owned subsidiaries (Theraplant and True Harvest) is a multi-state grower and producer of cannabis products dedicated to providing patients options to improve their wellbeing. Theraplant is a Connecticut State licensed marijuana producer that hand selects premium cannabis genetics grown in a controlled, clean environment, under the watch of an award-winning cultivation team, and tested by a third-party laboratory for pesticides and microbiologics. True Harvest cultivates, manufactures, and sells medical marijuana in the State of Arizona, under a cultivation agreement with a third-party licensor, and holder of a medical marijuana dispensary registration certificate from Arizona Department of Health Services and is authorized to operate an off-site cultivation facility.

Following the transactions stated above, the Company has authorized; 150,000,000 shares of common stock with a par value of $0.001 per share, Preferred stock, $0.0001 par value; 1,000,000 shares authorized. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. See Note 13, “Stockholders’ Equity/Members’ Equity,” for additional details

COVID-19

In March 2020, the World Health Organization declared the coronavirus (COVID-19) a global pandemic. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. Management has been closely monitoring the impact of COVID-19, with a focus on the health and safety of the Company’s employees, business continuity and supporting the communities where the Company operates. The Company has implemented various measures to reduce the spread of the virus, including implementing social distancing measures at its cultivation facilities, manufacturing facilities, and dispensaries, enhancing cleaning protocols at such facilities and dispensaries and encouraging employees to adhere to preventative measures recommended by local, state, and federal health officials.

It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on its business or results of operations at this time.

Liquidity and Going Concern

The Company’s primary sources of liquidity are cash from operations, cash and cash equivalents on hand. The Company’s primary requirements for liquidity are to fund its working capital needs, debt service, operating lease obligations, capital expenditures and general corporate needs. Theraplant is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support its business growth and expansion. With the True Harvest Acquisition, on December 31, 2021, we expect to be further generating cash from sales over the next 12 months. As of December 31, 2021, we maintained a cash and cash equivalents balance of $7,240 thousand, and $1,817 thousand of restricted cash with $103,434 thousand working capital deficit.

Based on forecasted expenditures related to the Company’s debt service and following the completion of the True Harvest Acquisition on December 31, 2021, after taking into account the Company’s cash flow projections, the Company does not believe it will have sufficient cash on hand or available liquidity to meet its obligations through the twelve months from the date of issuance of the consolidated financial statements for the twelve months ended December 31, 2021. The Company has incurred significant expenses in relation to its acquisitions. The Company expects cash flows to increase over time, but not in sufficient quantities in the short term to pay for expenses, without additional capital, or Connecticut adult use legalization. As a result, substantial doubt exists regarding the going concern assumption on the consolidated financial statements. Therefore, these conditions raise substantial doubt about our ability to continue as a going concern.

As a result of the substantial doubt about our ability to continue as a going concern, the Company has violated a debt covenant with one of its lenders and has caused all debt of the Company to be in default. The Company is actively working with the lender to cure the default; however, no assurances can be given as to the success of these actions. As reflected in more detail in Note 8, all debt has been classified as current given the event of default.

The Company has certain debt obligations to sellers, our lender, and vendors which will require cash to meet their requirements. The Company’s ability to continue meeting these contractual obligations will be reliant upon its ability to secure significant additional capital funding or revise the contracts.

In 2022, the Company intends to revise its agreements with sellers and seek significant additional capital funding to stabilize its cash flow. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

As a result of the Theraplant Business Combination, the Company is the acquirer for accounting purposes and Theraplant is the acquiree and accounting predecessor. Theraplant was determined to be the accounting predecessor as the activity and operations of Theraplant will constitute substantially all the activity of the consolidated company in the period following the Theraplant Business Combination. The Company’s financial statement presentation distinguishes the Company’s financial performance into two distinct periods, the period up to the Closing Date/(labelled “Predecessor”) and the period after that date (labelled “Successor”).

The Theraplant Business Combination was accounted for using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 2 - Business Combinations for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Company’s acquisition of Theraplant.

As a result of the application of the acquisition method of accounting as of the Closing Date of the Theraplant Business Combination, the accompanying Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable.

The historical financial information of Greenrose Acquisition Corp. (a special purpose acquisition company, or “SPAC”) prior to the Theraplant Business Combination has not been reflected in the Predecessor financial statements which are the only reflective of the financial position and operating results of Theraplant. Accordingly, no other activity of the SPAC was reported for any period prior to November 26, 2021.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Theraplant and True Harvest as well as their wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2021 (Successor) and 2020 (Predecessor), the Company had balances of cash totaling approximately $7,240 thousand and $2,263 thousand, respectively.

Restricted Cash

The Company is required to maintain cash collateral for two months of payments of the deferred cash payment incurred in connection with the Theraplant Business Combination discussed in Note 2. Accordingly, this balance contains restrictions as to the availability and usage and is classified as restricted cash in the consolidated balance sheet. The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows is as follows:

Successor
December 31, 2021
Cash and cash equivalents	$7,240
Restricted cash	1,817
Total cash and cash equivalents and restricted cash	$9,057

The Predecessor did not have any restrictions on cash and cash equivalents. As of December 31, 2021 and 2020, the Company did not hold significant cash equivalents.

Marketable Securities

The Company holds a single marketable security. As of December 31, 2021, the Company designated its only marketable security as equity securities and classified it as trading. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

The Company’s marketable securities are classified as trading and reported at fair value, with changes in fair value recognized through investment income (loss) on the Consolidated Statements of Operations. Fair value is based on quoted prices for identical assets in active markets. Realized gains and losses are determined on the basis for the actual cost of the securities sold. Dividends on equity securities are recognized in income when declared.

Accounts Receivable and Allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances for doubtful accounts reflect the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including the Company’s risk assessment regarding the credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Though infrequent, if ever, account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. No allowance for doubtful accounts was required as of December 31, 2021 (Successor) and 2020 (Predecessor).

Prepaid and Other Current Assets

Prepaid and other current assets consist of prepaid insurance premiums, other receivables, and packaging supplies. The Company pays for packaging and other similar products used to finish inventory well in advance of receipt of the goods.

Inventories

The Company’s inventories include the direct costs of seeds, labor, and growing materials, indirect costs such as utilities, labor, depreciation and overhead costs, and subsequent costs to prepare the products for ultimate sale, which include direct costs such as materials and direct labor, and indirect costs such as utilities and indirect labor. All direct and indirect costs related to inventory are capitalized when they are incurred, and they are subsequently classified to Cost of goods sold in the Consolidated Statements of Operations. Inventories purchased from third parties, which include work in process, finished goods, and packaging and supplies, are valued at the lower of cost and net realizable value. Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. Cost is determined using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs to sell. The Company reviews inventories for obsolete, redundant, and slow-moving goods and any such inventories identified are written down to net realizable value. As of December 31, 2021 (Successor) and 2020 (Predecessor), no reserve for inventories was required.

On February 8, 2020, one of the Theraplant’s grow rooms had a fire, destroying the plants housed within that room. The inventory was immediately adjusted down to account for the loss of plants. The insurance company paid for the repairs to the room, and a claim is still pending for lost revenues of $1,000 thousand the policy limit.

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures that materially increase the life of the assets are capitalized. Ordinary repairs and maintenance are expensed as incurred. Land and construction in process are not depreciated Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms and methods:

Land Improvements	5 Years
Buildings and Improvements	10 – 39 Years
Furniture and Fixtures	1 – 7 Years
Computer Equipment and Software	2 – 3 Years
Vehicles	3 – 8 Years
Production and Processing Equipment	1 – 7 Years
Controls	3 – 14 Years
Leasehold Improvements	Shorter of 10 Years or Lease term

Income Taxes

Deferred taxes are provided using an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded to reduce the carrying amount of a deferred tax asset to its realizable value unless it is more likely than not that such asset will be realized. We recognize interest and penalties associated with tax matters as part of the income tax provision, if any, and include accrued interest and penalties with the related tax liability in the Consolidated Balance Sheet, if applicable.

Deferred tax assets and liabilities are measured using the enacted taxes rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. As discussed further in Note 11—Income Taxes, the Company is subject to the limitations of Internal Revenue Code of 1986, as amended (“IRC”) Section 280E.

Prior to the Theraplant Business Combination, the Predecessor’s members had elected to have the Predecessor treated as a partnership for income tax purposes. As such, the items of income, loss, deduction, and credit are passed through to, and taken into account by, the Predecessor’s members in computing their own taxable income.

The Predecessor is subject to the limits of IRC Section 280E under which it is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The State of Connecticut imposes a corporate flow through tax on partnership earnings, resulting in an accrued tax liability on the consolidated balance sheet as of December 31, 2020 (Predecessor) of $209 thousand.

The deferred tax amounts contained within the Predecessor balance sheet arise from timing differences between federal and state depreciation regulations. The deferred tax liabilities on the consolidated balance sheets as of December 31, 2020 (Predecessor) is $58 thousand.

Revenue Recognition

For the period November 27, 2021 to December 31, 2021 (Successor), the period January 1, 2021 to November 26, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor), the Company has adopted Financial Accounting Standards Board (“FASB”) Audit Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”.

Through application of this standard, the Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

In order to recognize revenue under ASC 606, the Company applies the following five (5) steps:

●	Identify a customer along with a corresponding contract;

●	Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;

●	Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;

●	Allocate the transaction price to the performance obligation(s) in the contract;

●	Recognize revenue when or as the Company satisfies the performance obligation(s).

Under Topic 606, revenue from the sale of cannabis products is a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs upon delivery and acceptance by the customer. Amounts disclosed as revenue are net of allowances, discounts, and rebates. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s policy. Sales discounts were not material during the period November 27, 2021 to December 31, 2021 (Successor), the period January 1, 2021 to November 26, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor).

A significant customer is defined to be those that individually comprise 10% or more of the Company’s revenues or accounts receivable. The following table reflects the revenues and accounts receivable for customers determined to be significant for the period November 27, 2021 to December 31, 2021 (Successor), the period January 1, 2021 to November 26, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor), respectively and as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.

	Accounts Receivable			Revenue
	As of			For the Periods Ended
	December 31, 2021	November 26, 2021	December 31, 2020	December 31, 2021	November 26, 2021	December 31, 2020
Customer A	25%	54%	24%	28%	27%	30%
Customer B	20%	*	29%	16%	17%	18%
Customer C	*	*	*	10%	*	*
Customer D	16%	*	18%	14%	15%	17%
Customer E	*	12%	12%	10%	10%	11%
Customer F	17%	*	*	14%	15%	13%

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including accounts receivable, accounts payable, accrued liabilities, and short-term borrowings, approximate fair value due to the short maturity of these instruments. The carrying amounts of long-term debt approximate fair value because the interest rates fluctuate with market interest rates, or the fixed rate are based on current rates received by the Company for instruments with similar terms and maturities.

It is the Company’s policy, in general, to measure nonfinancial assets and liabilities at fair value on a nonrecurring basis. These items are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (such as evidence of impairment) which, if material, are disclosed in the accompanying notes to these consolidated financial statements.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of hierarchy are:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3:	Inputs for the asset or liability that are not based on observable market data.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and related disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

The Company is subject to a number of risks similar to those of other companies of similar size and having a focus on serving the cannabis industry, including limited number of suppliers, acquisitions and integration, and government regulations.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets such as property and equipment in accordance with FASB ASC Topic No. 360, “Accounting for the Impairment or Disposal of Long-lived Assets” (“ASC 360”).

Management reviews long-lived assets for impairment whenever changes in events or circumstances indicate the assets may be impaired, but no less frequently than annually. Pursuant to ASC 360, an impairment loss is to be recorded when the net book value of an asset exceeds the undiscounted cash flows expected to be generated from the use of the asset. If an asset is determined to be impaired, the asset is written down to its realizable value, and the loss is recognized in the consolidated statement of operations in the period when the determination is made. No impairment charges for long-lived assets have been recorded for the period November 27, 2021 to December 31, 2021 (Successor), the period January 1, 2021 to November 26, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250 thousand. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Advertising

Advertising amounts are expensed as incurred. Advertising expense for the period November 27, 2021 to December 31, 2021 (Successor), the period January 1, 2021 to November 26, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor) totaled $10 thousand, $231 thousand, and $333 thousand, respectively.

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic EPS is calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated, if applicable, by adjusting net income attributable to the Company and the weighted average number of common shares, taking into effect all potential dilutive common shares.

Segment Reporting

Operating segments are identified as components of an enterprise where separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company operates in a single segment which is its only reportable segment: the production and sale of cannabis products. The Company has determined that its Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, and the CODM makes decisions based on the Company as a whole. In determining the Company’s segment, Management considered differences in products, geographic regions for which it operates in, and the differing regulatory environments.

Goodwill and Indefinite Life Intangible Assets

Goodwill, represents the excess of purchase price over the fair value of net assets acquired, is carried at cost in a transaction accounted for as a business combination in accordance with ASC 805. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of November 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. There was no impairment of goodwill for the period November 27, 2021 to December 31, 2021 (Successor), the period January 1, 2021 to November 26, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor).

Indefinite life intangible assets are carried at cost less accumulated impairment losses. The Company reviews the classification each reporting period to determine whether the assessment made about the useful life is still appropriate. Any change is accounted for on a prospective basis as a change in estimate. Goodwill is currently the only indefinite lived intangible asset.

Derivative Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding.

For issued or modified instruments that meet all the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the statements of operations.

Acquisitions

The Company accounts for business combinations using the acquisition method of accounting. On the date of the acquisition, we allocate the purchase price to the assets acquired and liabilities assumed at their estimated fair values. Goodwill on the acquisition date is measured as the excess of the purchase price over the fair values of assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. We recognize subsequent changes in the estimate of the amount to be paid under contingent consideration arrangements in the accompanying Consolidated Statements of Operations. We expense acquisition-related costs as incurred.

For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized. The cost of assets acquired in a group is allocated to the individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisitions of assets are included in the cost basis of the assets acquired.

Contingencies and Litigation

The Company may be subject to lawsuits, investigations, and other claims related to employment, commercial, and other matters that arise out of operations in the normal course of business. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. We recognize legal costs as an expense in the period incurred.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The Company has elected to early adopt ASU 2020-06 as of the Closing Date. The adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which will replace ASC 840, “Leases”. This standard introduces a single lessee accounting model and requires a lessee to recognize assets and liabilities for all leases with a term of more than twelve months unless the underlying asset is of low value. A lessee is required to recognize a right-of-use asset representing its right to use the underlying asset and a lease liability representing its obligation to make lease payments. For emerging growth companies, the standard will be effective for annual periods beginning on or after December 15, 2021, with earlier application permitted. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASC 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Companies will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s portfolio. For emerging growth companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2022. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In November 2018 and April 2019, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, respectively. These amendments add clarity to certain areas within ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), Target Transition Relief, which provided transition relief for entities adopting ASU 2016-13 by allowing the election of the fair value option on certain financial instruments. The effective date and the transition methodology for the amendments in these updates are the same as in ASU 2016-13. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as purchased credit-deteriorated (“PCD”) assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional financial reporting alternatives to reduce the cost and complexity associated with the accounting for contracts and hedging relationships affected by reference rate reform. This guidance is effective as of March 12, 2020 through December 31, 2022. Subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies ASU 2020-04 and provides certain optional expedients that allow derivative instruments impacted by changes in the interest rate used for margining, discounting or contract price alignment to qualify for certain optional relief. ASU 2021-01 is effective in the same timeframe as ASU 2020-04. The relief offered by this guidance, if adopted, is available to companies for the period March 12, 2020 through December 31, 2022. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)”. ASU 2021-04 reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

2. Business Combinations

Theraplant, LLC

On November 26, 2021, the Company consummated the Theraplant Business Combination. Under the terms of the acquisition, the Company paid consideration of $153,040 thousand at close, consisting of $91,196 thousand in cash, $43,500 thousand in fair value of shares issued of the Company’s common stock, $9,616 thousand in the form of a convertible note, paid down $6,754 thousand of outstanding debt and agreed to pay an incremental $1,975 thousand based upon the sale of an investment and certain tax reimbursements on the date of the transaction.

This acquisition qualified as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). In accordance with the ASC 805, acquisition method of accounting, the purchase price allocation of assets acquired, and liabilities assumed of Theraplant are presented based on their estimated fair values as of the Closing. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Accordingly, the Company recorded an allocation of the acquisition consideration to Theraplant’s identified tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

Preliminary Purchase Price Allocation

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Trade receivables	$1,425
Inventory	7,965
Other Current Assets	593
Fixed Assets	16,074
Leafline Industries, LLC	2,259
Intangible assets	107,000
Accounts payable and other liabilities	(1,025)
Accrued Liabilities	(1,173)
Net identifiable assets acquired	133,118
Goodwill	19,922
Total acquisition consideration	$153,040

The provisional fair values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful Life
	(In Thousands)	(In Years)
Trade name	$4,000	3
Customer relationships	23,000	5
Licenses	80,000	10
Total	$107,000

The assessment of fair value is preliminary and is based on information that was available to management and through the date these financial statements were available to be issued. If additional information of events or circumstances that existed at the acquisition date becomes available to management related to assets acquired or liabilities assumed subsequent to this preliminary assessment of fair value but not later than one year after the date of the acquisition, measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

Acquired personal property assets primarily consist of a furniture and fixtures, computer equipment and software, vehicles and production and processing equipment (“Personal Property”), which were valued primarily using a cost approach to estimate the replacement cost of the assets and consideration of depreciation based on the effective age of the asset. Acquired real property assets consist primarily of building and improvements as well as some land and land improvements (“Real Property”), which were valued based on a combination of the cost comparison and sales approaches. The cost approach estimated the replacement cost of the assets and consideration of an appropriate allowance for depreciation based on the effective ages of the assets relative to the expected physical lives and conditions of the assets while the sales comparison approach values similar properties that have been sold within a reasonable period from the valuation date.

Identifiable intangible assets acquired consist of customer relationships, trade names and cannabis licenses. The customer relationships were valued using the lost profits method which applies a with and without key customer scenario to determine the value of such relationships to the Company. The Company determined the useful life of the customer relationships to be 5 years based on similar market participant studies and the length of historical customer relationships. The trade name was valued using the relief-from-royalty method. The Company determined the useful life of the trade name to be 3 years because of the anticipated future use of the trade name and industry norms. The cannabis licenses were valued using the multi-period excess earnings method. The Company determined the useful life of the cannabis licenses to be 10 years as similar to other market participants within the industry. The identifiable intangible assets are amortized using the straight-line method over their respective useful lives.

Goodwill is recognized as the excess of consideration over the net assets acquired of Theraplant and represents the value derived by Theraplant’s market share and expected growth in the market.

True Harvest, LLC

On December 31, 2021, the Company closed its previously announced acquisition of the assets of Arizona-based True Harvest, LLC. Under the terms of the acquisition, The Company paid total consideration of $68,671 thousand, including $12,500 thousand in cash, $20,892 thousand in the form of a convertible note, and $14,399 thousand in fair value of shares issued of the Company’s common stock. In addition, Contingent upon True Harvest achieving a certain price point per pound of cannabis flower relative to total flower production within 36 months of the closing of the transaction, the Company will pay additional consideration of up to $35,000 thousand in the form of an earnout, payable in shares of common stock of the Company. The fair value of such contingent consideration was $20,880 thousand and is included in consideration transferred. Up to 1,100 thousand shares are contingently returnable to Greenrose if the Greenrose common stock price reaches $12.50 per share for 20 consecutive trading days, and the fair value of such contingently returnable shares has been determined to be $0 as of the date of the transaction.

This acquisition qualified as a business combination in accordance with ASC 805. In accordance with the ASC 805, acquisition method of accounting, the purchase price allocation of assets acquired, and liabilities assumed of True Harvest are presented based on their estimated fair values as of the Closing. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Accordingly, the Company recorded an allocation of the acquisition consideration to True Harvest’s identified tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

Preliminary Purchase Price Allocation

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

(in thousands)

Inventory	$4,705
Fixed assets	8,780
Other Assets	50
Intangible assets	8,000
Note Payable - Term – Long	(4,600)
Net identifiable assets acquired	16,935
Goodwill	51,736
Total acquisition consideration	$68,671

The provisional fair values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful Life
	(In Thousands)	(In Years)
Trade name	$2,000	3
Customer relationships	6,000	5
Total	$8,000

The assessment of fair value is preliminary and is based on information that was available to management and through the date these financial statements were available to be issued. If additional information of events or circumstances that existed at the acquisition date becomes available to management related to assets acquired or liabilities assumed subsequent to this preliminary assessment of fair value but not later than one year after the date of the acquisition, measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.

Acquired personal property assets primarily consist of a furniture and fixtures, computer equipment and software, vehicles and production and processing equipment (“Personal Property”), which were valued primarily using a cost approach to estimate the replacement cost of the assets and consideration of depreciation based on the effective age of the asset.

Identifiable intangible assets acquired consist of customer relationships and trade names. The customer relationships were valued using the lost profits method which applies a with and without key customer scenario to determine the value of such relationships to the Company. The Company determined the useful life of the customer relationships to be 5 years based on similar market participant studies and the length of historical customer relationships. The trade name was valued using the relief-from-royalty method. The Company determined the useful life of the trade name to be 3 years because of the anticipated future use of the trade name and industry norms. The identifiable intangible assets are amortized using the straight-line method over their respective useful lives.

Goodwill is recognized as the excess of consideration over the net assets acquired of True Harvest and represents the value derived by True Harvest’s market share and expected growth in the market.

Financial and Pro Forma Information

The following unaudited pro forma financial information presents the results of operations as if the Theraplant Business Combination and True Harvest acquisition had occurred on January 1, 2020. Revenue and earnings of Theraplant included in the historical consolidated statement of operations for the period November 27, 2021 through December 31, 2021 (Successor) were $25,395 and $10,258, respectively and no revenue or earnings from True Harvest have been included in the historical consolidated results of operations for the November 27, 2021 through December 31, 2021 (Successor). The historical results for the year ended December 31, 2020 and for the period ended November 26, 2021 (Predecessor) only reflect the operations of Theraplant. These unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. The unaudited pro forma information reflects the step-up depreciation and amortization adjustments for the fair value of the assets acquired, amortization of the step-up value for the inventory acquired, the change in interest expense between the notes issued as consideration and the debt extinguished and transaction costs being recorded to the earliest period presented.

	For the period ended December 31, 2021	For the year ended December 31, 2020
(in thousands)	(unaudited)	(unaudited)
Pro forma Revenue	$42,717	$36,411
Pro forma Net Income (Loss)	$2,565	$(14,716)

3. Inventories

At December 31, 2021 (Successor) and 2020 (Predecessor), the Company’s inventories include the following:

	Successor	Predecessor
(in thousands)	2021	2020
Raw Materials	$776	$667
Work In Process	9,556	2,380
Finished Goods	2,181	538
Total Inventories	$12,513	$3,585

4. Property and Equipment

At December 31, 2021 and 2020, the Company’s property and equipment consisted of the following:

	Successor	Predecessor
(in thousands)	2021	2020
Land	$700	$488
Land Improvements	370	357
Buildings and Improvements	12,229	6,612
Furniture and Fixtures	323	180
Computer Equipment and Software	32	74
Vehicles	68	100
Production and Processing Equipment	5,036	4,858
Leasehold Improvements	6,444	—
Construction in Progress	91	—
Total Property and Equipment, Gross	25,293	12,669
Less accumulated depreciation	(84)	(4,596)
Property and Equipment, Net	$25,209	$8,073

Depreciation expense for the period November 27, 2021 to December 31, 2021 (Successor), the period January 1, 2021 to November 26, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor) totaled $84 thousand, $729 thousand, and $796 thousand, respectively, and $79 thousand, $693 thousand, and $757 thousand, was capitalized to inventory, respectively. In conjunction with the Theraplant Business Combination, the basis of all property and equipment was recognized at fair value in purchase accounting and therefore, no assets were carried over with accumulated depreciation.

There were no fixed asset impairments for the period November 27, 2021 to December 31, 2021 (Successor), January 1, 2021 to November 26, 2021 (Predecessor), and the year ended December 31, 2020 (Predecessor).

5. Goodwill and Intangible Assets, Net

A roll forward of goodwill is as follows:

(in thousands)	Successor
Balance as of November 26, 2021	$—
Acquisition of Theraplant, LLC	19,922
Acquisition of True Harvest, LLC	51,736
December 31, 2021	$71,658

For the period ended November 26, 2021 (Predecessor) the Predecessor did not carry any goodwill on their books.

Intangible assets, net, consisted of the following:

	Successor December 31, 2021			Predecessor December 31, 2020
Intangible assets at December 31, 2021 (in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Trade Names	$6,000	$126	$5,874	$—	$—	$—
Customer Relationships	29,000	434	28,566	—	—	—
Licenses	80,000	756	79,244	—	—	—
	$115,000	$1,316	$113,684	$—	$—	$—

Amortizable trade name intangible assets increased by $6,000 thousand, customer relationships increased by $29,000 thousand and licenses increased by $80,000 thousand due to the acquisition of Theraplant and True Harvest. The weighted average amortization period for the trade name, customer relationships and licenses were three years, five years and ten years, respectively. For the Successor period, the balance of the intangible assets was recorded at fair value as a result of the business combination with Theraplant as described in the Note 1. “Operations and Summary of Significant Accounting Policies” and Note 2. “Acquisitions”. These changes resulted in additional amortization of $1,316 thousand in the Successor period from November 27, 2021 to December 31, 2021.

Amortization expense is classified in depreciation and amortization on the consolidated statements of operations and comprehensive income (loss). Amortization expense of the trade name intangible assets amounted to $126 thousand, customer relationships amortization amounted to $434 thousand and license amortization amounted to $756 thousand in the Successor period from November 27, 2021 to December 31, 2021. Estimated future amortization expense is as follows:

Successor
(in thousands)	As of December 31, 2021
2022	$15,800
2023	15,800
2024	15,674
2025	13,800
2026	13,366
Thereafter	39,244
Total	$113,684

6. Accounts Payable and Accrued Expenses

Accounts Payable and current accrued expenses and other consisted of the following:

	Successor	Predecessor
(in thousands)	As of December 31, 2021	As of December 31, 2020
Accounts Payable	$1,530	$1,014
Accrued payroll liabilities	198	127
Accrued expense	17,145	209
Deferred Revenue	39	—
Accrued interest	4
Total accounts payable and accrued expenses	$18,916	$1,350

As of December 31, 2021, the accrued expenses primarily consists of $10,423 thousand in accrued expense that is related to underwriting costs and debt issuance costs that were due to Imperial Capital, LLC upon completion of the Theraplant Business Combination, $4,200 thousand relates to closing fees owed to our Lender for our Term Loan and Delayed Draw Term Loan as further discussed in Note 8 – Long-term Debt, $1,000 thousand relates to the Standby Equity Purchase Agreement with YA II PN, Ltd., a fund managed by Yorkville Advisors Global LP, and other ordinary course business expenses.

7. Due to Prior Members

The Company acquired an investment in Leafline Industries, LLC (“Leafline”) in connection with the Theraplant Business Combination, a Minnesota-based medical cannabis cultivator, processor, and retailer. During negotiations of the final merger consideration for Theraplant, it was announced that Leafline would be acquired by GreenThumb Industries, Inc. (“GreenThumb”). The Company agreed to pay, as consideration for Theraplant, 50% of the proceeds for the investment in Leafline after receipt of the proceeds.

The Company determined the enterprise value of Leafline to be $161 thousand. The enterprise value is based on the merger consideration for Leafline. The Company acquired 1.52% of Leafline’s equity through the Theraplant acquisition. In connection with the business combination accounting, Management recorded the Leafline investment at its fair value of $2,259 thousand. Management included 50% of the fair value of the Leafline investment as consideration for Theraplant. Additionally, the Company has a $1,130 thousand liability for the portion of proceeds from the Leafline investment owed to the former shareholders of Theraplant.

On December 30, 2021, Leafline shareholders, including the Company, completed a sale to GreenThumb for a combination of cash and share consideration. GreenThumb is a publicly traded cannabis company and therefore, the Company has recorded $1,694 thousand of investment in GreenThumb as marketable securities on the consolidated balance sheet as of December 31, 2021, and have included the investment as a level I financial instrument. Refer to Note 9 for more information. As of December 31, 2021, the Company had not received the cash or deferred cash consideration of $565 thousand and has included in Other Current Assets. Further, the Company has not remitted the consideration payment owed to the former shareholders of Theraplant including both cash and share consideration which has been included in Due to Prior Members on the consolidated balance sheet as of December 31, 2021.

8. Notes Payable

At December 31, 2021 (Successor) and 2020 (Predecessor), note payable consisted of the following:

	Successor	Predecessor
	2021	2020
Term Loan (“Initial Term Loan”) dated November 26, 2021, in the original amount of $88,000,000, which matures November 26, 2024. Principal payments will be required upon the first sale of recreational cannabis in the state of Connecticut. Cash interest payments will be 7.5% for the first 12 months and will be 11% for the remainder of the loan. Additionally, the Company will pay PIK interest for the first 12 months at 8.5% and the remainder of the PIK will be paid at 5%.	$88,000	$—

Convertible Promissory note dated December 31, 2021, in the original amount of $23,000,000, which matures December 15, 2024. Interest (8% per annum) payments are due monthly through December 2024. A final balloon payment of all unpaid principal accrued unpaid interest will be due on the maturity date. The holder can elect to convert the unpaid principal and interest into shares of the Company’s common stock at $10 per share.	23,000	—

Term Loan (“Delayed Draw Term Loan”) dated December 31, 2021, in the original amount of $17,000,000, which matures November 26, 2024. Principal payments will be required upon the first sale of recreational cannabis in the state of Connecticut. Cash interest payments will be 7.5% for the first 12 months and will be 11% for the remainder of the loan. Additionally, the Company will pay PIK interest for the first 12 months at 8.5% and the remainder of the loan PIK will be paid at 5%	17,000	—

Promissory note dated March 31, 2017, in the original amount of $2,000,000, which matures April 1, 2027. Principal and interest (5.5% per annum) payments of $13,849 are due monthly through March 2022. On April 1, 2022, the interest rate adjusts to equal 3% above the Federal Home Loan Bank of Boston “Classic Advance Rate” for 5 years, however, monthly payments of principal and interest may not be less than $13,849 through April 1, 2027, upon which date the unpaid principal amount is due. The promissory note is secured by the Mortgage attached to the real property located at 856 Echo Lake Road, Watertown, CT (the “Premises”), and is subject to various financial and non-financial covenants. This note was paid off on November 26, 2021.
	—	1,779

Three promissory notes: dated December 30, 2021, in the aggregate original amount of $4,600,000, which mature December 30, 2023: Equal payments of principal and interest are due monthly through December 2023. The loans each incur interest at 12% of the outstanding principal balance.	4,600

Convertible Promissory (“Deferred Cash Payment”) note dated November 26, 2021, in the original amount of $10,000,000, which matures November 26, 2022. Equal principal and interest (9%) payments are due monthly through November 2022. The holder can elect to convert the unpaid principal and interest into shares of the Company’s common stock at $10 per share.	9,167

Total Notes Payable	141,767	1,779
Add: PIK Interest	731
Less: deferred finance costs	(6,788)	—
Less: discount on debt	(27,203)	—
Less: fair value adjustments (long term)	(2,492)	—
Less: current portion	(106,015)	(69)
Notes payable, net of current portion	$-	$1,710

At December 31, 2021, future principal payments on notes payable consisted of the following:

Year Ending December 31**:
2022	11,463
2023	2,304
2024*	128,000
2025	—
2026	—
Thereafter	—
141,767

*	Quarterly principal payments on the Term Loans in the amount of $5,000 thousand are required at the earlier of the second full fiscal quarter following the date of the introduction and implementation of the Adult Use Cannabis market in the state of Connecticut or the ninth fiscal quarter following November 26, 2021. Since the implementation of Adult Use Cannabis in the state of Connecticut has not been completed, the Company has included all such payments assuming the ninth fiscal quarter following the Closing Date. The 2024 principal payments exclude approximately $20,835 thousand in PIK interest accrued over the life of the term loans.
**	The principal payments reflected within this table are based on the contractual terms within the respective agreements. Effective at the time of issuance of these financial statements, each of the debt instruments issued by the Company are in default which has triggered, each of these instruments to classified as current. The payments above do not assume that all debt will be paid in 2022 but based on the contractual repayment terms.

In connection with the closing of the Theraplant Business Combination, the Company entered into a credit agreement (the “Credit Agreement”) with DXR Finance, LLC (“Lender”). The Lender provided an initial term loan (“Term Loan”) in the amount of $88,000 thousand. The funds from the Term Loan were used to fund the Theraplant Business Combination (see Note 2). Additionally, the Credit Agreement allows for a delayed draw term loan (the “Delay Draw Term Loan”) in amount equal to $17,000 thousand (together with the Term Loan “Term Loans”). The funds of the Delayed Draw Term Loan were used in the True Harvest Acquisition (see Note 2). Quarterly principal payments of $5,000 thousand are required at the earlier of the second full fiscal quarter following the date of the introduction and implementation of the Adult Use Cannabis market in the state of Connecticut or the ninth fiscal quarter following November 26, 2021. The term loans bear interest at fixed 16% with a minimum LIBOR rate of 1%. If the London interbank offered rate,  or LIBOR, ceases to be published by the intercontinental exchange, or a statement is published by the Board of Governors of the Federal Reserve of the United State or the Federal Reserve Bank of New York to similar effect, then  for the purpose of calculating the interest rate on outstanding borrowings, the new benchmark will be determined by combining the rate of the secured overnight financings for the Federal Reserve Bank of New York with certain applicable adjustments, as determined by DXR Finance, LLC, as agent for the loan. Of the 16% interest the Company will pay cash interest at 7.5% and payment-in-kind (PIK interest) at 8.5% for the first year. Subsequent to the first twelve months, the Company will pay cash interest at 11% and PIK interest at 5% of the outstanding balance. The PIK interest payments will be accrued into the outstanding balance of the loan.

In connection with the Credit Agreement, the Company issued warrants with each of the Term Loans. Contemporaneously with the Term Loan issued on November 26, 2021, the Company issued to the Lender 2,000 thousand warrants (“Lender Warrants”) exercisable in the Company’s non-voting common stock. The warrants have an exercise price of $0.01 and a expire 10 years from the date of issuance. The warrants have a cash election feature that allows the holder to elect cash settlement at the option of the holder.

On December 31, 2021, the Company amended the warrant agreement by adding a price floor to the cash election feature whereas the Lender can elect to net cash settle the warrants for an amount that is the greater of the fair market value of the Company’s share price or the price floor. The price floor starts at $6.00 per share and increases $1.00 in each subsequent year on the initial term loan anniversary date. Additionally, the expiration date of the warrants is now able to be extended by five successive one-year extensions if the sale of cannabis continues to be federally illegal at the expiration date (the fifth anniversary of the issuance date and subject to five 1-year extensions at the election of the holder).

Contemporaneously with the Delayed Draw Term Loan on December 31, 2021, the Company issued to the Lender 550,000 warrants. The terms of the warrants issued on December 31, 2021 are the same as the warrants issued on November 26, 2021, as amended.

In connection with the Theraplant Business Combination, the Company issued a $10,000 thousand deferred cash payment to the former shareholders of Theraplant convertible into shares of Greenrose common stock. The deferred cash payment bears interest at 9% and will mature on November 26, 2022 and has been fully included in current portion of notes payable on the consolidated balance sheet. Equal principal and interest payments are due monthly through November 2022. The holder has the option to convert the outstanding principal into the Company’s common stock at a conversion price is $10.00 and the number of shares to be issued will be based on the conversion price and the outstanding principal at the time of conversion. The deferred cash payment was included in consideration for the Theraplant Business Combination and was recorded at its initial fair value. There was no material change in the fair value at year end.

In connection with the True Harvest Acquisition, the Company issued a $23,000 thousand convertible note to the former shareholders of True Harvest. The note bears interest at 9% and will mature on December 31, 2024. Interest payments of $460 thousand are due monthly through November 2022. On December 31, 2024, the Company will make a final “balloon” payment of all unpaid principal and accrued unpaid interest. The note holder has the option to convert the outstanding principal into the Company’s common stock. The conversion price is $10.00 and the number of shares to be issued will be based on the conversion price and the outstanding principal and accrued and unpaid interest at the time of conversion. The convertible note was included in consideration for the True Harvest Acquisition and was recorded at its initial fair value.

In connection with the True Harvest Acquisition, the Company assumed approximately $4,600 thousand of debt. The debt consisted of three promissory notes (the “Promissory Notes”). The Promissory Notes mature December 2023 and bear interest at 12% of the outstanding loan principal. Equal interest and principal payments are due each month.

Event of default

As discussed further in Note 1, there is substantial doubt about the Company’s ability to continue as a going concern. As a result of the Company not filings its annual financial statements within 90 days from year end as well as the qualified opinion of the auditors with respect to the Company’s ability to continue as a going concern, the Company is in technical default of the Term Loan and Delayed Draw Term Loan. Further, the Company’s Convertible Promissory Note and other Promissory Notes have cross default language which results in default of those notes due to the event of default on the Term Loan and Delayed Draw Term Loan. We are currently in active discussions with the lenders under our credit agreements (including certain of our related parties) for additional financing, a waiver of our compliance with covenants in and events of default under the credit agreements. As such, all of the notes payable have been classified within current liabilities as of December 31, 2021.

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	Successor	Predecessor
(in thousands)	2021	2020
Interest expense incurred in Term Loan	$1,462	$—
Interest expense incurred on Delayed Draw Term Loan	50	—
Interest on promissory note	—	102
Interest expense incurred on deferred cash payment	75	—
Other interest expense	4	—
Amortization of deferred financing costs	109	—
Amortization of original issue discount	297	—
Interest expense, net	$1,997	$102

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $6,788 thousand of deferred financing costs and approximately $27,203 thousand of original issue discount in connection with the issuance of the Term Loans in 2021 in connection with the Theraplant Business Combination, which are included in the carrying value of the Term Loans as of December 31, 2021. The Company presents unamortized deferred financing costs and unamortized original issue discount as a direct deduction from the principal amount of the Notes on the consolidated balance sheet as of December 31, 2021. The amortization expense related to the deferred financing costs was $109 thousand and the amortization of the original issue discount was $297 thousand for the period November 27 through December 31, 2021 (Successor) which has been included within interest expense in the consolidated statement of operations.

9. Fair Value Measurement

The Company follows the guidance relating to fair value measurements and disclosures with respect to financial assets and liabilities that are re-measured and reported at fair value each reporting period, and with respect to non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I) and the lowest priority to unobservable pricing inputs (Level III). A financial asset or liability’s level within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:

Level I - Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities;

Level II - Valuations are based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active. Financial asset or liabilities which are included in this category are securities where all significant inputs are observable, either directly or indirectly; and

Level III - Prices or valuations that are unobservable and where there is little, if any, market activity for these financial assets or liabilities. The inputs into the determination of fair value inputs for these investments require significant management judgment or estimation. The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors. To the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.

The fair values of the Company’s Level II derivative instruments were determined using valuation models that use market observable inputs including interest rate curves and both forward and spot prices for commodities. Derivative assets and liabilities included in Level II primarily represent debt and the Company’s private warrants.

The fair values of the Company’s Level III derivative instruments were determined using valuation models that use inputs not observed in the market including cannabis production and both forward and spot prices for commodities. Derivative assets and liabilities included in Level III primarily represent earnout obligation shares related to the True Harvest acquisition, warrants issued to the Lender as well as the Investor Shares.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 31, 2021:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Marketable Security	1,694	—	—	1,694
Total assets	$1,694	$—	$—	$1,694

Liabilities:
True Harvest Convertible Note	$—	$—	$20,892	$20,892
True Harvest Earnout	—	—	20,880	20,880
Deferred Cash Payment	—	—	8,783	8,783
Lender Warrants	—	—	16,601	16,601
Investor Shares	—	—	1,167	1,167
Private warrants liability	—	436	—	436
Total liabilities	$—	$436	$68,323	$68,759

As of December 31, 2020, the Predecessor did not have any financial instruments.

The Company has assessed that the fair value of cash and cash equivalents, trade receivables, related party receivables, trade payables, other current liabilities, and other debt approximates their carrying amounts largely due to the short-term maturities or recent commencement of these instruments. The fair value of the Term Loans and the Promissory Notes is based upon observable market data.

The following table summarizes financial instruments carried at amortized cost with fair values that are different than their carrying amounts:

	Successor 2021
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value
Term Loan (see Note 8) - Level 2	$(88,731)	$(100,560)
Delayed Draw Term Loan (See Note 8) - Level 2	$(17,000)	$(19,320)
Promissory notes (See Note 8) - Level 2	$(4,600)	$(4,600)

In connection with the True Harvest Acquisition, the Company issued contingent consideration with a value of up to $35,000 thousand (the “Earnout”). The additional consideration is contingent on the future performance of the acquired business and its associated activities during the three-year period following the transaction. Specifically, the Earnout will be based on the average of the Weighted Average Annual Price Points in each of the three years (the 36 Month Price Point), where Weighted Average Annual Price Point is defined as (i) the total revenue of the Company, divided by (ii) the total weight in pounds of flower product produced. The Earnout will then be satisfied with shares of Greenrose common stock and will be due on the earlier of (i) January 15, 2025 or (ii) the date upon which the Seller provides Greenrose with written notice of its acceptance of the Earnout Statement and the Earnout amount calculated therein.

The fair value of the Earnout was estimated using a Monte Carlo simulation assuming Geometric Brownian Motion (GBM) in a risk-neutral framework and is based on the present value of the average of the simulated Earnout payments across 1,000,000 simulation paths. The primary assumptions used in the Monte Carlo simulation include the company’s forecast of revenue and production, the correlation between these two-underlying metrics, the discount rate, volatility, credit spread, and risk-free rate. Changes to the forecasts for the achievement of the milestones, and the estimates of the borrowing rate can significantly affect the estimated fair value of the contingent consideration. The significant unobservable inputs used in the analysis are detailed in the table below. As of December 31, 2021, this contingency was measured as $20,880 thousand.

December 31,
2021
Volatility	27.90%
Discount Rate	14.90%
Term (in years)	3.0
Probability of Achievement	0 - 100%

On November 26, 2021, as part of the consideration transferred for Theraplant’s net assets, the Company issued a $10,000 thousand Deferred Cash Payment with a one-year term to the former shareholders of Theraplant. The deferred cash payment incurs 9% interest and equal principal, and interest instalments are payable each month. Additionally, the outstanding principal is convertible into the Company’s common stock at a price per share of $10.00 at the election of the note holder.

The fair value of the Deferred Cash Payment was calculated as the sum of (i) the fair value of the contractual cash flows, absent the option to convert estimated using the discounted cash flow analysis and (ii) the fair value of a call option with the same exercise price and term as those of the Deferred Cash Payment Amount estimated using the Black-Scholes-Merton model. The primary assumptions used in the analysis include the price of Greenrose common stock at the Valuation Date, the volatility of Greenrose common stock, the risk-free rate, and the credit spread of Greenrose. The significant unobservable inputs used in the analysis are detailed in the table below.

December 31,
2021
Volatility	11.5%
Credit Spread	14%
Risk-Free Rate	0.2%
Term (in years)	1.0
Conversion Price	$10.00

On December 31, 2021, as part of the consideration transferred for True Harvests’ net assets, the Company issued a $23,000 thousand convertible promissory note with a three-year term to the former shareholders of True Harvest. The convertible promissory note incurs 8% interest and starting on March 31, 2022, the Company will make interest payments of accrued interest each quarter. On the maturity date, the Company will make a final balloon payment of all unpaid principal, accrued unpaid interest Additionally, the outstanding principal is convertible into the Company’s common stock at a price per share of $10.00 at the election of the note holder.

The fair value of the Convertible Promissory Note was calculated as the sum of (i) the fair value of the contractual cash flows, absent the option to convert estimated using the discounted cash flow analysis and (ii) the fair value of a call option with the same exercise price and term as those of the Convertible Promissory Note estimated using the Black-Scholes-Merton model. The primary assumptions used in the analysis include the price of Greenrose common stock at the Valuation Date, the volatility of Greenrose common stock, the risk-free rate, and the credit spread of Greenrose. The significant unobservable inputs used in the analysis are detailed in the table below.

December 31,
2021
Volatility	41.3%
Credit Spread	11.2%
Risk-Free Rate	0.97%
Term (in years)	3.0
Conversion Price	$10.00

On November 26, 2021, in connection with the term loan issued for the Theraplant Business combination, the Company issued certain rights to acquire up to 2,000 thousand shares of the Company’s non-voting common stock. Further, on December 31, 2021, in connection with the Delayed Draw Term Loan issued for the True Harvest Acquisition, the Company issued certain rights to acquire up to 600 thousand shares of the Company’s non-voting common stock. These warrants were issued to DXR Holdings, collectively, referred to as the “Lender Warrants”. The Lender Warrants have an exercise price of $0.01 per warrant (i.e., penny warrants) and the holder can exercise the right to purchase the common stock in part or in whole at any time or from time to time. The warrants are immediately exercisable from the date of the agreement and the holder of the warrants is allowed to transfer or assign the rights of the warrants to any person or party as long as the transfer would not violate U.S. federal or state securities law. On December 31, 2021, the Company amended the warrants to include a price floor to the cash election feature whereas the Holder can elect to net cash settle the warrants for an amount that is the greater of the fair market value of the Company’s share price or the price floor. The price floor starts at $6.00 per share and increases $1.00 in each subsequent year on the initial term loan anniversary date. Additionally, the expiration date of the warrants is now able to be extended by five successive one-year extensions if the sale of cannabis continues to be federally illegal at the expiration date (the fifth anniversary of the issuance date and subject to five 1-year extensions at the election of the holder).

The fair value of the Lender Warrants was estimated using a binomial lattice model in a risk-neutral framework. The fair value was estimated by backwards inducting values in the binomial lattice model form the final nodes to the initial node using daily time steps. The holders of the Lender Warrants have the option to extend the life of the warrant up to 5 years. The fair value of the extension option was determined to have de minimis impact on the fair value of the Lender Warrants. The significant unobservable inputs used in the analysis are detailed in the table below.

December 31,
2021
Common Stock Price	$3.25
Risk-Free Rate	1.26%
Credit Spread	10%
Volatility	41%
Dividend Yield	0%

In order to help facilitate the closing of the Theraplant Business Combination, on October 20, 2021, the Company and an investor (the “Investor”), entered into a Non-Redemption Agreement (the “Non-Redemption Agreement”), pursuant to which the Investor agreed to purchase up to 1,000,000 shares common stock of the Company, $0.0001 par value per share, in open market transactions or in private transactions from certain selling shareholders who are not affiliated with the Company, at a purchase price not to exceed $10.14 per share. Refer to Note 12 – Financials Instruments for additional details of the Non-Redemption Agreement.

The fair value of the Investor Shares was estimated using a monte Carlo simulation model with the Company’s stock price simulated daily in a risk-neutral framework. The stock price of the Company was assumed to follow Geometric Brownian Motion. For each simulation, the stock price was simulated during the Lock-Up Period (see Note 12), and the twenty-one trading day average was calculated as a proxy for the monthly VWAP for each Release Date. The total value of the shares released on each Release Date was calculated as the product of the number of shares released and the simulated stock price on the given Release date. Then the present value was calculated using a discount factor. The aggregate value of the Investor Shares was calculated as the sum of the present values released on all Release Dates. The significant assumptions used in the Monte Carlo analysis are the Company’s common stock price as of the valuation date, the risk-free rate, the volatility, and the Company’s dividend yield. As of December 31, 2021, the value of the investor shares was determined to be $1,167 thousand. The significant unobservable inputs used in the analysis are detailed in the table below.

December 31,
2021
Common Stock Price	$3.25
Risk-Free Rate	0.14%
Volatility	56%
Dividend Yield	0%

Refer to Note 12 – Financial Instruments for a summary of the changes in the fair value of the Company’s Level 3 financial instruments.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the hierarchy levels during the years ended December 31, 2021 and 2020.

10. Commitments and Contingencies

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at December 31, 2021 (Successor) and 2020 (Predecessor), medical cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At December 31, 2021 (Successor) and 2020 (Predecessor), there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s significant shareholders, officers, or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

Commitments

The Company does not have significant future annual commitments, other than related to the lease and debt, which are disclosed in Notes 10 and 8, respectively

Leases

The Company manages and operates a facility located at 4301 W. Buckeye, Phoenix, AZ (the “Facility”) to cultivates and manufacture medical marijuana since its inception, expanding cultivation space within the Facility over time. The Facility is under a ten-year lease since 2017 with a ten-year renewal option.

The Company leases the Facility from a third party since its inception in 2015. The Company entered into a new lease agreement for the Facility in 2017 with a lease term of 10 years and has an option to extend the lease term for a period of 10 years. Lease payments are annually escalated over the lease term and the Company recognizes lease expense on a straight-line basis. The Company did not recognize any lease expense or deferred rent as of or for the period ended December 31, 2021, as the lease was part of the True Harvest Acquisition which was completed on December 31, 2021.

The Company operates a corporate office at 111 Broadway, Amityville, NY. The office is the Company’s registered office and headquarters. The office paid for on a month-to-month basis, with no restrictions upon exiting the property. As such, there are no commitments as part of the lease and it is not included in the table, below.

Future minimum payments, to third parties, by year and in the aggregate, consisted of the following as of December 31, 2021:

2021	$613
2022	1,256
2023	1,294
2024	1,332
2025	1,372
2026 and Thereafter	2,621
$8,488

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is subject to income tax examinations since inception by various tax authorities.

The provision (benefit) for income taxes was as follows:

	Successor	Predecessor
(in thousands)	From 27-Nov-21 through 31-Dec-21	From 1-Jan-21 through 26-Nov-21	Year Ended December 31, 2020
Current:
Federal	$28	$-	$-
State	10	931	1,175
Total current	38	931	1,175
Deferred:
Federal	-	-	-
State	-	3	4
Total deferred	-	-	4
Total	$38	$934	$1,179

A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) was as follows:

	Successor	Predecessor
	From 26-Nov-21 through 31-Dec-21	From 1-Jan-21 through 26-Nov-21	Year Ended December 31, 2020
Federal statutory rate (21%)	21.0%	0%	0%
State income taxes, net of federal benefit	0.1%	8.2%	7.6%
Non-Deductible Expenses	15.1%	-	-
Change in Fair Value of Warrants	(35.7)%	-	-
Income Tax Expense / (Benefit)	0.5%	8.2%	7.6%

Income taxes for the period ending December 31, 2021 differs from the expected U.S. federal income tax rate of 21% of pre-tax earnings due to the impact of non-deductible expenses and non-taxable income related to the change in fair value of warrants. The increase in the rate of 13.6% is due to the impact of IRC Section 280E on Cannabis businesses. Under Section 280E of the Internal Revenue Code (IRC), no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on a business if the business consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses.

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor).

Successor
(in thousands)	As of December 31, 2021
Deferred Tax Assets:
Organization Costs	$-
Net Operating Loss Carryforward	164
Total gross deferred tax assets	164
Valuation allowance	(164)
Net deferred tax assets	—

As of December 31, 2021, the Company had $628 thousand and $625 thousand of U.S. federal and state net operating loss carryovers, respectively, that are available to offset future taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $164 thousand as of December 31, 2021.

12. Financial Instruments

Private Warrant Liabilities

Prior to the Theraplant Business Combination, Greenrose sold 1,980 thousand private warrants to Greenrose Associates, LLC (the “Sponsor”) and Imperial Capital, LLC (“Imperial”). Each private warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share.

The private warrants are identical to the public warrants as further described in Note 13, except that the private warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

The private warrants are measured at fair value on a recurring basis. As of November 26, 2021 and December 31, 2021, the private warrants are classified as Level 2 due to the use of an observable market quote in an active market.

The private warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within the private warrant liabilities within the consolidated balance sheet. The private warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of in financial instruments within the consolidated statements of operations.

The following table presents the changes in the fair value of private warrants:

(in thousands)	Private Warrants
Fair value as of November 26, 2021	$535
Change in fair value	(99)
Fair value as of December 31, 2021	$436

Warrant Liabilities

As discussed in Note 8, in connection with the Credit Agreement, on November 26, 2021, the Company entered into a warrant agreement (the “Warrant Agreement”) with the Lender to issue 2,000 thousand fully paid and nonassessable shares of the Company’s non-voting common stock. The Lender Warrants are immediately exercisable and have an exercise price of $0.01 per warrant (i.e., penny warrants). The Lender can exercise the right to purchase the common stock in part or in whole at any time or from time to time. The Lender Warrants will expire and no longer exercisable on November 25, 2026. The Lender is allowed to transfer or assign the rights of the Lender Warrants to any person or party as long as the transfer would not violate U.S. federal or state securities law.

If current U.S. federal laws regarding cannabis remain unchanged or the cultivation, manufacture, distribution, or possession of cannabis otherwise remains illegal under U.S. federal law, then upon exercise of the warrant the Lender may elect to receive a cash amount equal to the fair value of such warrants (“Cash Election”). In the case of the Cash Election, the Lender will not be able to exercise such election if the impact to the Company’s capital would be insufficient to pay its obligations in the ordinary course of business. If liquidity concerns (insufficient capital to pay its obligations in the ordinary course of business) do not allow the Company to settle the warrants in cash, then the Lender Warrants will be paid in the form of a two-year secured promissory note.

On December 31, 2021, the Company amended the Warrant Agreement (“Warrant Amendment”) by adding a price floor to the cash election feature whereas the Lender can elect to net cash settle the warrants for an amount that is the greater of the fair market value of the Company’s share price or the price floor. The price floor starts at $6.00 per share and increases $1.00 in each subsequent year on the initial term loan anniversary date. Additionally, the expiration date of the warrants is now able to be extended by five successive one-year extensions if the sale of cannabis continues to be federally illegal at the expiration date (the fifth anniversary of the issuance date and subject to five 1-year extensions at the election of the holder).

In connection with the funding of the Delayed Draw Term Loan, the Company issued another 550 thousand warrants with identical terms as the initial 2,000 thousand Lender Warrants as amended by the Warrant Amendment for total Lender Warrants of 2,550 thousand. The Lender warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liabilities within the consolidated balance sheet. The Lender warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of in financial instruments within the consolidated statements of operations. The change in fair value of these Lender Warrants were estimated using the Monte Carlo simulation model.

(in thousands)	Lender Warrants
Fair value as of November 26, 2021	$17,380
Change in fair value due to modification	6,540
Lender Warrants issued on December 31, 2021	3,581
Change in fair value	(10,900)
Fair value as of December 31, 2021	$16,601

Derivative Liability

On October 20, 2021, in order to help facilitate the closing of the Theraplant Business Combination, the Company and an investor (the “Investor”), entered into a Non-Redemption Agreement (the “Non-Redemption Agreement”), pursuant to which the Investor agreed to purchase up to 1,000 thousand shares common stock of the Company, $0.0001 par value per share, in open market transactions or in private transactions from certain selling shareholders who are not affiliated with the Company, at a purchase price not to exceed $10.14 per share.

In connection with the entry of the Non-Redemption Agreement, Greenrose entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”) pursuant to which Greenrose agrees to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the Common Stock requested to be included in such registration statement (the “Resale Registration Statement”), and Greenrose shall use its best efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof, but in no event later than the 45th calendar day following the filing of the Resale Registration Statement (or, the fifth calendar day following the date on which the Company is notified by the SEC that the Resale Registration Statement will not be or is no longer subject to further review and comments.

Further, as part of the Non-Redemption Agreement, Greenrose and the Investor have agreed that Greenrose shall issue and sell to the Investor, and the Investor shall purchase from Greenrose, for the sum of $500, an aggregate of 500 thousand newly issued shares of Greenrose Common Stock (“Investor Shares”). When issued, these shares are to be subject to a lock-up and will be released based on a contractual calculation each month for six months. Any shares not released within that six-month period shall be forfeited. During the period ended December 31, 2021, the Company released 141 thousand shares from lock-up (“Released Shares”). None of the shares have been issued or are outstanding as of and for the period ended December 31, 2021.

The Investor Shares are considered derivative liabilities in accordance with ASC 815-40, due to certain settlement provisions in the corresponding investor warrant agreement that do not meet the criteria to be classified in stockholders’ equity. Pursuant to ASC 815-40, the Investor Shares are classified as a liability at fair value on the Company’s consolidated balance sheet, and the change in the fair value of such liability in each period is recognized as a non-cash gain or loss in the Company’s consolidated statements of operations. The fair value of the liability was estimated using a Monte Carlo simulation assuming Geometric Brownian Motion (GBM) in a risk-neutral framework and is based on the present value of the average of the simulated liability across 1,000,000 simulation paths.

Investor Shares
Fair value as of November 26, 2021	$2,615
Value of Released Shares	(564)
Change in fair value	(884)
Fair value as of December 31, 2021	$1,167

13. Stockholders’ Equity/Members’ Equity

Common Stock - The Company is authorized to issue up to 150,000 thousand shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. After consideration redemptions of common stock, there were 6,630 thousand shares issued and outstanding on the date of the Theraplant Business Combination and 5,000 thousand shares issued on November 26, 2021, to consummate the Theraplant Business Combination for a total of 11,630 thousand shares of common stock issued and outstanding. The Company issued an additional 4,430 thousand shares on December 31, 2021 in connection with the True Harvest acquisition and had total shares of common stock outstanding of 16,061 thousand as of December 31, 2021.

Preferred Stock - The Company is authorized to issue up to 1,000 thousand shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. No shares of preferred stock are issued or outstanding.

Warrants - Pursuant to the initial public offering, the Company sold 17,250 thousand Units, at a price of $10.00 per Unit. Each Unit consisted of one share of common stock and one warrant (“public warrant”). Each public warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The public warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The public Warrants will expire five years after the completion of a Business Combination.

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

The following is a list of the outstanding warrants as of December 31, 2021:

Instrument	Number of Warrants Outstanding	Classification
Public Warrants	17,250	Equity
Private Warrants	1,980	Liability
Lender Warrants	2550	Liability
Total	21,780

Standby Equity Purchase Agreement

On October 20, 2021, Greenrose and the Investor, entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”), whereby the Investor agreed to purchase from the Company up to $100,000 thousand of the Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price per share of 96% multiplied by the lowest daily volume weighted average price of shares during regular trading hours as reported by Bloomberg L.P. of the Company’s common stock during the three (3) consecutive trading days commencing on the advance notice date. As a commitment fee, the Company incurred $1,000 thousand to establish the Equity Purchase Agreement and such fees remain unpaid as of year-end and have been included in accrued expenses. Additionally, the Company concluded these fees are direct and incremental fees to a future offering of equity securities and as such, the Company has deferred the $1,000 thousand to be offset against future equity offering proceeds. The deferred costs are included within Other Assets on the consolidated balance sheet as of December 31, 2021, as no such equity offering has been made.

Predecessor Period

The Predecessor’s operating agreement provided for the issuance of Series A Units, Angel Founder Units, Series R Units and Service Units.

The Series A Units, Angel Founder Units and Series R Units had voting rights, whereas the Service Units are non-voting.

The operating agreement allowed for managing members to make periodic distributions to members in connection with taxable income allocated to members for income tax purposes multiplied by the assumed income tax rate of 44% (“Tax Distributions”). Other distributions, as approved by managing members, are based on each members’ unit percentage interest. Distributions to Angel founder members were subordinated to a return of the Series A members’ value of their capital interests at the time of the issuance of the Series R Units. The Series A preferred members had a preference on distributions (“Preferred Distributions”) totaling 90% of any distributions until they received their initial investment plus an additional 35%. Only Angel Founder members were entitled to the 10% distribution until the Series A members were paid off. Once the Series A members have received their initial investment plus the 35%, all distributions going forward are paid pro-rata amongst all units.

The Predecessor issued 110,000 Angel Founder Units, and 42,761 Series A Units during 2013. On September 17, 2018, the Company issued 54,000 Series R Warrants. On January 7, 2020, 29,000 Series R Warrants were exercised, and on March 12, 2020, the remaining 25,000 Series R Warrants were exercised, resulting in 54,000 Series R Units being issued in exchange for the warrants. As of December 31, 2020, the Predecessor had issued 110,000 of Angel Founder Units, 54,000 of Series R Units, and 42,761 of Series A Units. Each of these Units has equal ownership of the Predecessor and recorded income and distributions pro rata once all shares were issued and vested.

Except for Tax Distributions and Preferred Distributions as discussed above, distributions made to Members in proportion to their respective Percentage Interests as of the time of such distribution.

All Service Units were intended to constitute profit interests for U.S. federal income tax purposes. No Service Units were issued.

On September 17, 2018, the Predecessor issued 54,000 warrants to various members of management. The warrants vested immediately and had an exercise price of $1 per unit. During the first quarter of 2020, the warrant holders exercised their options resulting in the Company issuing 54,000 Series R Units to the warrant holders.

14. Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock issued and outstanding during the period. Diluted earnings per share is based on the weighted average number shares of common stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive securities outstanding during the period. The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share attributable to controlling interest.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share for the Successor Period:

Successor
Period from November 27, 2021 to December 31, 2021
Numerator:
Net income - basic	$6,942
Effect of dilutive securities	(11,784)
Net income - diluted	$4,842

Denominator:
Weighted average shares outstanding - basic	11,749,911
Dilutive effect of Lender Warrants	2,544,554
Dilutive effect of Investor Shares	359,053
Weighted average shares outstanding - diluted	14,653,508
Basic earnings per common share	$0.59
Diluted earnings per common share	$(0.33)

The Company has also considered the dilutive impact of the public and private warrants, True Harvest convertible debt, contingent consideration payable in shares to the True Harvest sellers, True Harvest contingently returnable shares, Sponsor Notes, and the Deferred Cash Payment convertible into shares, each of which was determined to be anti-dilutive.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share for the Predecessor Periods. There were no securities that were determined to be dilutive.

	Predecessor
	Period from January 1, 2020 to November 26, 2021			For the year ended December 31, 2021
	Angel Founder Units	Series A Units	Series R Units	Angel Founder Units	Series A Units	Series R Units
Numerator:
Net Income	$10,985	$-	$-	$14,396	$-	$-
Less:
Income Distributions(1)	12,373	-	-	15,449	-	-
Undistributed net income (loss)	$(1,388)	$-	$-	$(1,053)	$-	$-

Allocation of undistributed net income (loss)	$(738)	$(287)	$(363)	$(624)	$(242)	$(187)
Actual Distributions by Unit class	6,583	2,559	3,231	5,866	6,971	2,612
Net income allocation	$5,845	$2,272	$2,868	$5,242	$6,729	$2,425

Denominator:
Weighted averaged units - basic	110,000	42,761	54,000	110,000	42,761	54,000
Weighted averaged units - diluted	110,000	42,761	54,000	110,000	42,761	54,000

Earnings per unit - basic	$53.13	$53.13	$53.13	$47.65	$157.36	$44.91
Earnings per unit - diluted	$53.13	$53.13	$53.13	$47.65	$157.36	$44.91

15. Related Party Transactions

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates have loaned the Company funds that were required to complete the initial Business Combination.

On March 26, 2020 (Prior to the Theraplant Business Combination), the Company issued an unsecured promissory note (the “2020 Note”) in the principal amount of $1,000 thousand to the Sponsor and on January 29, 2021 (Predecessor), the Company issued an additional unsecured promissory note (the “2021 Note”) in the principal amount of $1,000 thousand to the Sponsor. The 2020 and 2021 Notes are non-interest bearing and payable upon the consummation of a Business Combination. The full amount of such loans may be convertible into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant.

In addition to the 2020 and 2021 Notes, on June 18; August 26; September 9; September 20; October 1; and November 1, 2021, the Company issued unsecured promissory notes, in the principal amount of $300 thousand, $450 thousand, $180 thousand, $65 thousand, $100 thousand, and $140 thousand, respectively, to the Sponsor evidencing loans in the same amount for a total of $1,235 thousand (the “Promissory Notes” and collectively with the 2020 Note and 2021 Note, the “Sponsor Notes”). The Promissory Notes are non-interest bearing and payable upon the consummation of a Business Combination. During 2021, $595 thousand of cash was paid out of the Company’s operating cash account to fund extensions of the Company to complete the Theraplant Business Combination. These payments were made on behalf of the Sponsor and have therefore, reduced the aggregate principal owed to the Sponsors by the same amount.

On November 26, 2021, in connection with the execution of the Term Loan as discussed in Note 8, the Company agreed that none of the Sponsor Notes would be settled in cash.

On January 31, 2022, the Greenrose board of directors and the Lender have approved the final settlement amount of the Sponsor Notes. The aggregate principal amount outstanding on the date of settlement was $2,640 thousand and was settled for 685 thousand shares of Greenrose common stock and 1,893 thousand private warrants which was determined to approximate the principal amount outstanding.

The Company assessed the provisions of the 2020 and 2021 Notes under ASC 815-15 and initially determined the conversion feature to be a derivative liability that required bifurcation from the host instrument. The conversion feature was initially valued and classified as a derivative liability with an offset to a discount on the 2020 and 2021 Notes. The discount was amortized over the expected life of the 2020 and 2021 Notes and was fully amortized through interest expense within the Company’s historical statement of operations prior to the Theraplant Business Combination.

To calculate the value of the embedded derivative the Company utilized a “with” and “without” approach. In the “with” scenario we valued the convertible promissory notes using a Black-Scholes model as it was determined that on a business combination, a holder would likely convert into private warrants, which were themselves valued using a Black-Scholes model and are considered to be a Level 3 fair value Measurement (see Note 10). In the “without” scenario, the Company valued the repayment of the notional value of the convertible promissory note using a risk-adjusted discounted cash flow model. The 2020 and 2021 Notes had reached maturity with both of the conversion scenarios out of the money and the final settlement would subsequently be adjusted to settled in an agreed upon value within equity or private warrants. As such, the Company has concluded the bifurcated derivative liability had no value as of November 26, 2021 and December 31, 2021 and the final settlement would approximate the 2020 and 2021 carrying amount.

16. Subsequent Events

Subsequent events have been evaluated through April 14, 2022, which is the date these consolidated financial statements were available to be issued.

On January 6, 2022 (the “Termination Date”), Futureworks LLC (“Futureworks”) notified the Company that it was terminating the Agreement and Plan of Merger (the “Merger Agreement”), dated March 12, 2021, by and between Futureworks, the Company (formerly known as Greenrose Acquisition Corp.) and Futureworks Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Greenrose (“FW Merger Sub”). Pursuant to the Merger Agreement, Futureworks was expected to be merged with and into FW Merger Sub (the “Futureworks Merger”), with FW Merger Sub surviving the Merger as a wholly owned subsidiary of Greenrose. All related ancillary agreements entered into on March 12, 2021, in connection with the Futureworks Merger and the Purchase Agreement were also terminated on the Termination Date. The material terms and conditions of the Merger Agreement were previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 12, 2021 and are incorporated by reference herein.

On February 2, 2022, Greenrose entered into an exchange agreement (the “Exchange Agreement”) with Greenrose Associates LLC, the Company’s sponsor to convert $2,640 thousand in aggregate principal amount of promissory notes and convertible notes into (i) 685 thousand shares of common stock of the Company, par value of $0.0001 per share, and (ii) 1,893 thousand non-callable private warrants entitling the holder thereof to purchase one share of Common Stock at $11.50 per share for five (5) years from the date of issuance. The Sponsor Notes were non-interest bearing and did not contain a stated maturity date. The non-callable private warrants contained the same terms and conditions as the private warrants issued to the Company’s Sponsor and the Company’s underwriters in connection with its February 11, 2020 initial public offering.

Simultaneously with the entry of the Exchange Agreement, Greenrose issued all 685 thousand shares of common stock of the Company to the Sponsor in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended. Upon the issuance of the 685 thousand shares of common stock and 1,893 thousand warrants of the Company, the Sponsor Notes were cancelled and are no longer outstanding.

The terms and conditions of the conversion of the Sponsor Notes into shares of common stock and Private Warrants of the Company, including the conversion price, were approved at a meeting of a special committee of the independent members of the board of directors of the Company, in which members of the board of directors who were also members of the Sponsor were recused.

On March 14, 2022, the Company issued an aggregate of 753,165 unregistered shares common stock to YA II PN, Ltd in connection with the October 21, 2021 execution of a Non-Redemption Agreement and a related Standby Equity Purchase Agreement (collectively, the “YA II PN, Ltd Agreements”).  The Company previously disclosed the execution of the YA II PN, Ltd Agreements on the Form 8-K filed with the US Securities and Exchange Commission on October 21, 2021.

Reference made to the Agreement and Plan of Merger dated as of March 12, 2021 between the Company and Futureworks LLC, a Delaware limited liability company, which Futureworks terminated on January 6, 2021, as disclosed in the Company’s Report on Form 8-K dated January 12, 2022.In a letter dated April 13, 2022, counsel to Futureworks alleged breach of the Futureworks Agreement and Plan of Merger by the Company and threatened legal action if Futureworks’ purported claims are not settled.  The Company believes Futureworks alleged claims lack merit. In the event Futureworks commences an action against the Company in connection with the terminated Futureworks Agreement and Plan of Merger, the Company believes it has meritorious defenses and will defend itself vigorously.

On April 13, 2022, Greenrose entered into an amended engagement letter with Imperial, whereby the Company has engaged Imperial to serve and act as non-exclusive merger and acquisition advisor in connection with potential (i) mergers or stock or asset acquisitions or (ii) sales or other dispositions of business or assets of the Company involving one or more businesses engaged in the medical and/or adult-use recreational cannabis business. The Company had previously entered into engagement letters with Imperial on October 7, 2019 and January 14, 2020. As compensation for its services, the Company will pay Imperial a retainer of shares of common stock of the Company equivalent to $250,000 (as determined by the five consecutive trading day volumed weighted average price of the Company’s common stock as of the date of execution of this Engagement Letter); plus (ii) a quarterly fee payable in shares of common stock of the Company equivalent to $75,000 per quarter (as determined by the five consecutive trading day volumed weighted average price of the Company’s common stock as of first day of each quarter), such amount to increase to an equivalent of $150,000 per quarter following the sixth consecutive calendar month after execution of the Engagement Letter and continuing for the term of the Engagement Letter.

Simultaneously with the entry of the Engagement Letter, Greenrose issued a non-interest bearing promissory note in the face amount of $10,500,000 and maturing October 15, 2023 (the “Note”) to Imperial. All fees earned and paid to Imperial by the Company under the Engagement Letter shall reduce the principal amount owed and payable to Imperial. The shares of common stock issued in connection with the retainer will be unregistered shares issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and be subject to periodic registration rights.