Form 10-K/A
period 2021-12-31
Greenrose Holding Co Inc.
filed 2022-04-25
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 21, 2022, there were 17,585,249 shares of common stock, par value $0.0001 per share issued and outstanding.

Documents Incorporated by Reference: None.

THE GREENROSE HOLDING COMPANY INC.

FORM 10-K/A

i

EXPLANATORY NOTE

The Greenrose Holding Company Inc (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K, or this Amendment, for the period ended December 31, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on April 15, 2022, as amended on April 25, 2021.  This filing amends Item – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, to correct for an error in our Adjusted EBITDA Successor / Predecessor Non-GAAP table.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of our Annual Report on Form 10-K filed on April 15,2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of our Annual Report on Form 10-K filed on April 15, 2022.

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

This MD&A contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Factors that might cause such differences include, but are not limited to, those discussed in Part 1. of our Form 10-K filed on April 15, 2022 under Item 1A., “Risk Factors,” which are incorporated herein by reference. Our future results and financial condition may be materially different from those we currently anticipate and historical results may not be indicative of future performance.

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

Theraplant Business Combination

On November 26, 2021, we consummated the Theraplant Business Combination. Under the terms of the acquisition, we paid consideration of $153,040 thousand at close, consisting of $91,196 thousand in cash, $43,500 thousand in shares of the Company’s common stock, $9,616 thousand in the form of a convertible note, paid down $6,754 thousand of outstanding debt and agreed to pay an incremental $1,975 thousand based upon the sale of an investment and certain tax reimbursements on the date of the transaction. This acquisition qualified as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). We have recorded an allocation of the consideration to Theraplant’s identified tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

True Harvest Acquisition

On December 31, 2021, we consummated the business combination with True Harvest (the “True Harvest Business Combination”) and entered into an amendment (“Amendment No. 3”) to the APA. Pursuant to the amended APA, Greenrose paid aggregate consideration of $68,671 thousand at close, consisting of $12,500 thousand in cash, $20,892 thousand in the form of a convertible note, and $14,399 thousand in fair value of shares issued of the Company’s common stock. In addition, Contingent upon True Harvest achieving a certain price point per pound of cannabis flower relative to total flower production within 36 months of the closing of the transaction, the Company will pay additional consideration of up to $35,000 thousand in the form of an earnout, payable in shares of common stock of the Company. The fair value of such contingent consideration was $20,880 thousand and is included in consideration transferred. Up to 1,100 thousand shares are contingently returnable to Greenrose if the Greenrose common stock price reaches $12.50 per share for 20 consecutive trading days, and the fair value of such contingently returnable shares has been determined to be $0 as of the date of the transaction.

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

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands)	November 27, 2021 to December 31, 2021	January 1, 2021 to November 26, 2021	Year ended December 31, 2021	For the year ended December 31, 2020
Net Income (Loss)	$6,942	$10,985	$17,927	$14,396
Provision for income taxes	38	934	972	1,179
Interest expense, net	1,997	198	2,195	102
Depreciation & amortization	1,389	729	2,118	42
EBITDA	10,366	12,846	23,212	15,719
Transaction related fees (a)	441	539	980	153
Change in Fair Value of Financial Instruments (b)	(11,883)	-	(11,883)	-
Fair value step-up of inventory from acquisitions (c)	603	-	603	-
Warrant Issuance Expense (d)	667	-	667	-
Infrequent events (e)	-	210	210	247
Management fees (f)	-	400	400	500
Adjusted EBITDA	$194	$13,995	$14,189	$16,618

(a)	Transaction fees relate to consulting, legal, and accounting fees in preparation for the Theraplant Business Combination and True Harvest acquisition.

(b)	Change in Fair Value of Financial Instruments represent the (gain)/loss recognized on the Consolidated Statement of Operations. For the S/P Combined twelve months ended December 31, 2021, the Company recognized a gain of $11,883 thousand on its financial instruments which resulted from fluctuations in the Company’s stock price.

(c)	Represents the impact to the cost of goods sold due to the fair value step up of inventory from purchase accounting

(d)	In connection with the debt issued for the Theraplant Business Combination and True Harvest acquisition the Company issued warrant securities to the lender. As such a portion of the debt financing costs have been allocated to the warrants and expensed in the Successor period.

(e)	Infrequent events include $210 thousand and $247 thousand for consulting fees related to Connecticut cannabis regulation proposals for the period ended November 26, 2021 and December 31, 2020, respectively.

(f)	Represents management fees associated with management consulting services that will not be required to be paid after the closing of the Theraplant Business Combination.

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

	Successor	Predecessor	S/P Combined (non-GAAP)	Predecessor
(in thousands)	November 27, 2021 to December 31, 2021	January 1, 2021, to November 26, 2021	Year ended December 31, 2021	Year Ended December 31, 2020	$	%
Revenues, net of discounts	$1,927	$23,468	$25,395	$28,375	$(2,980)	-11%
Cost of Goods Sold	973	8,055	9,028	9,838	(810)	-8%
Gross Profit	954	15,413	16,367	18,537	(2,170)	-12%
Selling and marketing	10	231	241	333	(92)	-28%
General and administrative	1,855	3,062	4,917	2,548	2,369	93%
Depreciation and amortization	1,320	50	1,370	42	1,328	3162%
Income From Operations	(2,231)	12,070	9,839	15,614	(5,775)	-37%
Other income (expense), net	9,211	(151)	9,060	(39)	9,099	n/a
Income Before Provision for Income Taxes	6,980	11,919	18,899	15,575	3,324	21%
Provision for income taxes	(38)	(934)	(972)	(1,179)	(207)	18%
Net income	$6,942	$10,985	$17,927	$14,396	$3,531

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

Depreciation and Amortization

Depreciation and amortization for the S/P Combined twelve months ended December 31, 2021, increased $1,328 thousand or 3162% compared to the prior year. This increase is due to the amortization of the intangible assets for the period beginning November 27, 2021. These intangible assets acquired in connection with the Theraplant Business Combination totaled $107,000 thousand. The amortization of the acquired intangible assets was $1,315 thousand for the period November 27, 2021 through December 31, 2021.

Other income (expense), net

Other income (expense), net, which consists of interest expenses, net, and changes in fair value of financial instruments, for the S/P Combined twelve months ended December 31, 2021, increased $9,099 thousand. This increase is due to the change in fair value of the Company’s financial instruments totaling $11,883 thousand. The change in fair value of financial instruments was partially offset by $1,997 thousand of interest expense inclusive of $406 thousand of amortization of deferred finance costs and original issue discount.

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

Under certain provisions of our credit agreement with our senior lender (as amended to date, the “Credit Facility”), we are in technical default. While no event of default has been declared nor has acceleration of indebtedness been triggered by our senior lender pursuant to the Credit Facility, the potential for such eventualities and potential cross defaults requires us to classify our long-term obligations as current liabilities. Upon the occurrence of such an event of default, if not timely cured, all amounts outstanding under our Credit Facility could be declared to be immediately due and payable, which is how our financial statements are presented. If indebtedness under our Credit Facility is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness.

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

Further, there are other factors which may make financing our operations more difficult, including the Cannabis industry we operate in and any other risk factors listed in Item 1A. of Part I of our Annual Report on Form 10-K filed on April 15, 2022. In consideration of our plans, substantial doubt is not alleviated.

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

Cash Flow from Operating Activities

During the S/P Combined twelve-month period ended December 31, 2021, cash flows provided by operating activities were $8,191 thousand. The cash flows provided by operating activities resulted from net income of $17,927 thousand (S/P Combined), depreciation and amortization of $2,118 thousand (S/P Combined) and partially offset by net decrease of operating assets and liabilities $1,788 thousand (S/P Combined). Our $17,927 thousand of net income (S/P Combined) was primarily related to a non-cash gain on change in value of our financial instruments of $11,883 thousand (S/P Combined). Our operating assets and liabilities decrease was due primarily to an increase in accounts payable and accrued expenses for transaction related expenses.

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

Cash Flow from Financing Activities

Net cash used in financing activities was $59,186 thousand for fiscal 2021 period (S/P Combined), an increase of $39,191 thousand, compared to net cash used in financing activities of $19,995 thousand during fiscal 2020 (Predecessor). The increase of cash used was primarily related to the payment of $154,899 thousand of SPAC redemptions, and $12,373 thousand of distributions to members prior to the business combination, partially offset by the $109,768 thousand of debt proceeds compared to the prior year of $19,984 thousand of distribution to members.

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

Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on the Term Loans.

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

Related Party Transactions

On March 26, 2020, we issued an unsecured promissory note (the “2020 Note”) in the principal amount of $1,000, thousand to our Sponsor. The 2020 Note is non-interest bearing and payable upon the consummation of a business combination. The 2020 Note may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the private units and the warrants would be identical to the private warrants.

On January 29, 2021, we issued an unsecured promissory note (the “2021 Note”) in the principal amount of $1,000 thousand to our Sponsor. The 2021 Note is non-interest bearing and payable upon the consummation of a business combination. The 2021 Note may be converted into units at a price of $10.00 per unit and/or warrants at a price of $1.00 per warrant. The units would be identical to the Private Units and the warrants would be identical to the private warrants.

On June 18, 2021, the Company issued an unsecured promissory note (the “June 2021 Note”), in the principal amount of $300 thousand to our sponsor evidencing a loan in the amount of $300,000. The June 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On August 26, 2021, the Company issued an unsecured promissory note (the “August 2021 Note”), in the principal amount of $450 thousand to our sponsor evidencing a loan in the amount of $450 thousand. The August 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On September 9, 2021, the Company issued an unsecured promissory note (the “September 2021 Note”), in the principal amount of $180,000 to our Sponsor evidencing a loan in the amount of $180,000. The September 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On September 20, 2021, the Company issued an unsecured promissory note (the “Second September 2021 Note”), in the principal amount of $65 thousand to our Sponsor evidencing a loan in the amount of $65 thousand. The Second September 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On October 1, 2021, the Company issued an unsecured promissory note (the “October 2021 Note”) in the principal amount of $100 thousand to our Sponsor evidencing a loan in the amount of $100 thousand. The October 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

On November 1, 2021, the Company issued an unsecured promissory note (the “November 2021 Note”) in the principal amount of $140 thousand to our Sponsor evidencing a loan in the amount of $140 thousand. The November 2021 Note is non-interest bearing and payable upon the consummation of a business combination.

The June 2021 Note, the August 2021 Note, the September 2021 Note, the Second September 2021 Note, the October 2021 Note and the November 2021 Note are collectively referred to herein as the Sponsor’s Notes in the amount of $1,235 thousand, which does not include the convertible 2020 Note and 2021 Note.

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

Recently Issued Accounting Pronouncements

See Note 1 - Nature of Operations and Summary of Significant Accounting Policies,” to the audited condensed consolidated financial statements contained in Part II, Item 8 of our Annual Report on Form 10-K filed on April 15.2022.

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

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of April 25, 2022.

THE GREENROSE HOLDINGS COMPANY INC.

By:	/s/ William F. Harley III
Name:	William F. Harley III
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William F. Harley III	Chief Executive Officer and Director	April 25, 2022
William F. Harley III	(Principal Executive Officer)

/s/ Scott Cohen	Chief Financial Officer	April 25, 2022
Scott Cohen	(Principal Financial and Accounting Officer)