Form 10-Q
period 2022-03-31
Greenrose Holding Co Inc.
filed 2022-05-16
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 17,585,249 shares of common stock, par value $0.0001 per share issued and outstanding.

THE GREENROSE HOLDING COMPANY INC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim consolidated financial statements of The Greenrose Holding Company Inc. (the “Company”) should be read in conjunction with the 10-K that was filed with the United States Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The Greenrose Holding Company Inc.

Condensed Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,864	$7,240
Restricted Cash	1,678	1,817
Marketable Security	1,475	1,694
Accounts Receivable, net	1,866	1,197
Inventories	11,732	12,513
Prepaid expenses and other current assets	1,783	3,031
Total current assets	20,398	27,492
Intangible assets, net	109,734	113,684
Property and equipment, net	25,053	25,209
Goodwill	66,038	71,658
Other assets	1,201	1,050
Total assets	$222,424	$239,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,670	$18,916
Current Tax Payable	519	38
Current Portion of Note Payable	107,205	106,015
Convertible Promissory Note - Related Parties	-	2,000
Promissory Notes - Related Parties	-	641
Due to Related Parties	846	846
Due to Prior Members	1,021	1,130
Other Current Liabilities	674	1,340
Total current liabilities	128,935	130,926
Contingent Consideration	15,260	20,880
Private Warrants Liabilities	968	436
Warrant Liabilities	16,830	16,601
Derivative Liability	-	1,167
Total liabilities	161,993	170,010
Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; 150,000,000 shares authorized; 17,585,249 and 16,061,190 shares issued and outstanding at March 31, 2022 December 31, 2021, respectively.	2	2
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Additional paid-in capital	76,775	70,859
Accumulated deficit	(16,346)	(1,778)
Total Stockholders’ Equity	60,431	69,083
Total liabilities and Stockholders’ Equity	$222,424	$239,093

The accompanying notes are an integral part of these financial statements.

The Greenrose Holding Company Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

(in thousands, except share and per share amounts)

	Successor	Predecessor
	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Revenue	$8,189	$7,150
Cost of Goods Sold	6,353	2,698
Gross Profit	1,836	4,452
Expenses from Operations
Selling and Marketing	26	4
General, and Administrative	4,976	1,361
Depreciation and Amortization	3,961	11
Total Expenses from Operations	8,963	1,376
Income (Loss) From Operation	(7,127)	3,076
Other income (expense):
Other income (expense), net	(811)	-
Interest Expense, net	(6,619)	(33)
Change in Fair Value in Financial Instruments	470	-
Total other income (expense), net	(6,960)	(33)

Income (Loss) Before Provision for Income Taxes	(14,087)	3,043

Provision for Income Taxes	(481)	(251)
Net Income (Loss)	$(14,568)	$2,792

Successor earnings per share
Earnings (Loss) per common share
Basic and diluted	$(0.92)

Weighted average shares outstanding
Basic and diluted	15,897,861

Predecessor earnings per share
Net Income per share – basic and diluted – attributable to:
Angel Founder Units		$13.50
Series A Units		$13.50
Series R Units		$13.50

Weighted average shares – basic and diluted – attributable to:
Angel Founder Units		110,000
Series A Units		42,761
Series R Units		54,000

The accompanying notes are an integral part of these financial statements.

The Greenrose Holding Company Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity/Members’ Equity (Unaudited)

For the three months ended March 31, 2022 and 2021

	Successor
(in thousands except share and per share amount)	Common Stock	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total Stockholder’s Equity
Balance at December 31, 2021	16,061,190	$2	$70,859	$(1,778)	$69,083
Issuance of stock options	-	-	225	-	225
Settlement of Investor Shares released from lockup	-	-	1,390	-	1,390
Issuance of shares in settlement of promissory note	685,289	-	2,864	-	2,864
Issuance of shares to board members	73,700	-	387	-	387
Issuance of shares to Investor	753,165	-	1,000	-	1,000
Issuance of shares to vender	11,905	-	50	-	50
Net Loss	-	-	-	(14,568)	(14,568)
Balance at March 31, 2022	17,585,249	$2	$76,775	$(16,346)	$60,431

Predecessor
(in thousands except share and per share amount)	Total Members’ Equity
Balance, December 31, 2020	$12,245
Distributions to Members	-
Net Income	2,792
Balance, March 31, 2021	$15,037

The accompanying notes are an integral part of these financial statements.

The Greenrose Holding Company Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

(in thousands, except share and per share amounts)

	Successor	Predecessor
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(14,568)	$2,792
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,526	11
Change in Fair Value in Financial Instruments	340	-
Share Based Compensation	662	-
Amortization of debt discount & issuance fees	1,356	-
Interest Expense - PIK	2,247	-

Change in operating assets and liabilities:
Accounts receivable	(669)	22
Prepaid expenses and other assets	1,096	(173)
Inventories	782	(113)
Accounts payable and accrued liabilities	85	529
Deferred Tax Liabilities	481	1
Net Cash Provided by (Used in) Operating Activities	(3,662)	3,069

Cash flows from investing activities:
Purchases of property and equipment	(419)	(1,389)
Net cash used in investing activities	(419)	(1,389)

Cash flows from financing activities:
Proceeds from notes payable	-	408
Principal repayments of notes payable	(1,434)	(17)
Distributions to members	-	(170)
Net Cash Provided by (Used in) Financing Activities	(1,434)	221

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,515)	1,901
Cash, cash equivalents and restricted cash, beginning of period	9,057	2,263
Cash, cash equivalents and restricted cash, end of period	3,542	4,164

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	1,864	4,164
Restricted cash	1,678	-
Total cash, cash equivalents and restricted cash, end of period	$3,542	$4,164

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$2,870

Supplemental disclosure of non-cash investing and financing activities
Investor shares released from lockup	$1,390
Investor share settled liabilities	1,000
Settlement of Sponsor Notes	2,641
Goodwill measurement period adjustment	5,620
Capital expenditures payable	253

The accompanying notes are an integral part of these financial statements.

The Greenrose Holding Company Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Following the transactions stated above, the Company has authorized; 150,000,000 shares of common stock with a par value of $0.001 per share, Preferred stock, $0.0001 par value; 1,000,000 shares authorized. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. See Note 13- Stockholders’ Equity/Members’ Equity, for additional details

COVID-19

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

Liquidity and Going Concern

The Company’s primary sources of liquidity are cash from operations, cash and cash equivalents on hand. The Company’s primary requirements for liquidity are to fund its working capital needs, debt service, operating lease obligations, capital expenditures and general corporate needs. Theraplant is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support its business growth and expansion. With the True Harvest Acquisition, on December 31, 2021, we expect to be further generating cash from sales over the next 12 months. As of March 31, 2022, we maintained a cash and cash equivalents balance of $1,864 thousand, and $1,678 thousand of restricted cash with $108,537 thousand working capital deficit.

Based on forecasted expenditures related to the Company’s debt service and following the completion of the True Harvest Acquisition on December 31, 2021, after taking into account the Company’s cash flow projections, the Company does not believe it will have sufficient cash on hand or available liquidity to meet its obligations through the twelve months from the date of issuance of the consolidated financial statements for the three months ended March 31, 2022. The Company has incurred significant expenses in relation to its acquisitions. The Company expects cash flows to increase over time, but not in sufficient quantities in the short term to pay for expenses, without additional capital, or Connecticut adult use legalization. As a result, substantial doubt exists regarding the going concern assumption on the consolidated financial statements. Therefore, these conditions raise substantial doubt about our ability to continue as a going concern.

As a result of the substantial doubt about our ability to continue as a going concern, the Company has violated a debt covenant with one of its lenders. While no event of default has been declared nor has acceleration of indebtedness been triggered by our senior lender pursuant to the Credit Facility, the potential for such eventualities and potential cross defaults requires us to classify our long-term obligations as current liabilities. Upon the occurrence of such an event of default, if not timely cured, all amounts outstanding under our Credit Facility could be declared to be immediately due and payable, which is how our financial statements are presented. If indebtedness under our Credit Facility is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The Company is actively working with the lender to cure the default; however, no assurances can be given as to the success of these actions. As reflected in more detail in Note 8, all debt has been classified as current given the event of default.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Consolidated Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”).

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

The historical financial information of Greenrose Acquisition Corp. (a special purpose acquisition company, or “SPAC”) prior to the Theraplant Business Combination has not been reflected in the Predecessor financial statements which are the only reflective of the financial position and operating results of Theraplant. Accordingly, no other activity of the SPAC was reported for any period prior to November 26, 2021. We round amounts in the Financial Statements to thousands, except per unit or per share amounts or as otherwise stated. We calculate all percentages, per-unit, and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, cross foot, or recalculate based on reported numbers due to rounding. Unless otherwise indicated, all references to years are to our fiscal year, which ends on December 31.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Theraplant and True Harvest as well as their wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At March 31, 2022 and December 31, 2021 the Company had balances of cash totaling approximately $1,864 thousand and $7,240 thousand, respectively. As of March 31, 2022 and December 31, 2021, we did not hold any cash equivalents.

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

Successor
March 31, 2022
Cash and cash equivalents	$1,864
Restricted cash	1,678
Total cash and cash equivalents and restricted cash	$3,542

Marketable Securities

As of March 31, 2022, the Company designated its only marketable security as equity securities and classified it as trading. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

The Company’s marketable securities are classified as trading and reported at fair value, with changes in fair value recognized through the Change in Fair Value of Financial Instruments on the Consolidated Statements of Operations. Fair value is based on quoted prices for identical assets in active markets. Realized gains and losses are determined on the basis for the actual cost of the securities sold. Dividends on equity securities are recognized in income when declared. No dividends from Marketable Securities were received during the period.

Accounts Receivable and Allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances for doubtful accounts reflect the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including the Company’s risk assessment regarding the credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Though infrequent, if ever, account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. No allowance for doubtful accounts was required as of March 31, 2022 or December 31, 2021.

Prepaid and Other Current Assets

Prepaid and other current assets consist of prepaid insurance premiums, other receivables, and packaging supplies. The Company pays for packaging and other similar products used to finish inventory well in advance of receipt of the goods.

Inventories

The Company’s inventories include the direct costs of seeds, labor, and growing materials, indirect costs such as utilities, labor, depreciation and overhead costs, and subsequent costs to prepare the products for ultimate sale, which include direct costs such as materials and direct labor, and indirect costs such as utilities and indirect labor. All direct and indirect costs related to inventory are capitalized when they are incurred, and they are subsequently classified to Cost of goods sold in the Condensed Consolidated Statements of Operations. Inventories purchased from third parties, which include work in process, finished goods, and packaging and supplies, are valued at the lower of cost and net realizable value. Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. Cost is determined using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs to sell. The Company reviews inventories for obsolete, redundant, and slow-moving goods and any such inventories identified are written down to net realizable value. As of March 31, 2022 and December 31, 2021 no reserve for inventories was required.

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

Income Taxes

Deferred taxes are provided using an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded to reduce the carrying amount of a deferred tax asset to its realizable value unless it is more likely than not that such asset will be realized. We recognize interest and penalties associated with tax matters as part of the income tax provision, if any, and include accrued interest and penalties with the related tax liability in the Condensed Consolidated Balance Sheet, if applicable.

Deferred tax assets and liabilities are measured using the enacted taxes rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. As discussed further in Note 11—Income Taxes, the Company is subject to the limitations of Internal Revenue Code of 1986, as amended (“IRC”) Section 280E.Prior to the Theraplant Business Combination, the Predecessor’s members had elected to have the Predecessor treated as a partnership for income tax purposes. As such, the items of income, loss, deduction, and credit are passed through to, and taken into account by, the Predecessor’s members in computing their own taxable income.

The Predecessor is subject to the limits of IRC Section 280E under which it is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The deferred tax amounts contained within Condensed Consolidated Balance Sheets arise from timing differences between federal and state depreciation regulations. There are no deferred tax liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

Revenue Recognition

For the period ended March 31, 2022 and the period ended March 31, 2021, the Company has adopted Financial Accounting Standards Board (“FASB”) Audit Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”.

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

Under Topic 606, revenue from the sale of cannabis products is a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs upon delivery and acceptance by the customer. Amounts disclosed as revenue are net of allowances, discounts, and rebates. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s policy. Sales discounts were not material during the period ended March 31, 2022 and the period ended March 31, 2021.

A significant customer is defined to be those that individually comprise 10% or more of the Company’s revenues or accounts receivable. The following table reflects the revenues and accounts receivable for customers determined to be significant for the three months ended March 31, 2022 and March 31, 2021 and as of March 31, 2022 and December 31, 2021, respectively.

	Accounts Receivable		Revenue
	As of		For the Periods Ended
	Successor	Successor	Successor	Predecessor
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Customer A	16%	25%	17%	28%
Customer B	22%	20%	15%	17%
Customer C	12%	16%	*	16%
Customer D	*	*	*	10%
Customer F	14%	17%	13%	14%

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including accounts receivable, marketable securities, accounts payable, accrued liabilities, and short-term borrowings, approximate fair value due to the short maturity of these instruments. The carrying amounts of long-term debt approximate fair value because the interest rates fluctuate with market interest rates, or the fixed rate are based on current rates received by the Company for instruments with similar terms and maturities.

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

Management reviews long-lived assets for impairment whenever changes in events or circumstances indicate the assets may be impaired, but no less frequently than annually. Pursuant to ASC 360, an impairment loss is to be recorded when the net book value of an asset exceeds the undiscounted cash flows expected to be generated from the use of the asset. If an asset is determined to be impaired, the asset is written down to its realizable value, and the loss is recognized in the consolidated statement of operations in the period when the determination is made. No impairment charges for long-lived assets have been recorded for the period ended March 31, 2022 and the period ended March 31, 2021.

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

Advertising

Advertising amounts are expensed as incurred. Advertising expense for the period ended March 31, 2022 and the period ended March 31, 2021, totaled $26 thousand and $4 thousand, respectively.

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic EPS is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated, if applicable, by adjusting net income (loss) attributable to the Company and the weighted average number of common shares, taking into effect all potential dilutive common shares. Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to the risk of forfeiture if the vesting conditions for such shares are not met, and are included in the number of shares outstanding disclosed on the cover page of this Quarterly Report on Form 10-Q. Weighted-average common shares outstanding excludes time-based and performance-based unvested shares of restricted Class A common stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture.

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

Goodwill and Indefinite Life Intangible Assets

Goodwill, represents the excess of purchase price over the fair value of net assets acquired, is carried at cost in a transaction accounted for as a business combination in accordance with ASC 805. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of November 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. There was no impairment of goodwill for the period ended March 31, 2022 and the period ended March 31, 2021.

Indefinite life intangible assets are carried at cost less accumulated impairment losses. The Company reviews the classification each reporting period to determine whether the assessment made about the useful life is still appropriate. Any change is accounted for on a prospective basis as a change in estimate. Goodwill is currently the only indefinite lived intangible asset.

Stock-Based Compensation

The Company sponsors an equity incentive plan (the “Plan”) in which certain employees and non-employee directors participate. The Plan is administered by the compensation committee of the board of directors of the Company (the “Compensation Committee”). The Company measures the cost of services received in exchange for an award of equity instruments (typically restricted stock unit awards (“RSUs”) and stock options) based on the grant-date fair value of the awards issued under the Plan that are equity classified. Liability classified RSUs are valued based on the fair value of the stock at each reporting period until the date of settlement with changes in fair value recognized as increases or decreases in stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) each reporting period over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period. The fair value of the stock options is calculated using the Black-Scholes option-pricing model, and forfeitures are accounted for as they occur. Refer to Note 14 for further details of activity related to the Plan.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 for private companies, including interim periods within those fiscal years, with early adoption permitted.  The Company has elected to early adopt ASU 2020-06 as of the Closing Date. The adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which will replace ASC 840, “Leases”. This standard requires a lessee to recognize assets and liabilities for all leases with a term of more than twelve months unless the underlying asset is of low value. A lessee is required to recognize a right-of-use asset representing its right to use the underlying asset and a lease liability representing its obligation to make lease payments. For emerging growth companies adopting under the private company timeline, the standard will be effective for annual periods beginning on or after December 15, 2021, with earlier application permitted. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Preliminary Purchase Price Allocation

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed (in thousands) as of the acquisition date on November 26, 2021:

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

This acquisition qualified as a business combination in accordance with ASC 805. In accordance with the ASC 805, acquisition method of accounting, the purchase price allocation of assets acquired, and liabilities assumed of True Harvest are presented based on their estimated fair values as of the Closing. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Accordingly, the Company recorded an allocation of the acquisition consideration to True Harvest’s identified tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. During the three months ended March 31, 2022, we recorded a measurement period purchase accounting adjustment of $5,620 thousand related to the True Harvest acquisition, with a related impact to goodwill (see note 5).

Preliminary Purchase Price Allocation

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date on December 31, 2021 without consideration of any measurement period adjustments which are reflected in Note 5:

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

3. Inventories

At March 31, 2022 and December 31, 2021 the Company’s inventories include the following:

	March 31,	December 31,
(in thousands)	2022	2022
Raw Materials	$1,408	$776
Work In Process	7,835	9,555
Finished Goods	2,489	2,182
Total Inventories	$11,732	$12,513

4. Property and Equipment

At March 31, 2022 and December 31, 2021, the Company’s property and equipment consisted of the following:

	March 31,	December 31
(in thousands)	2022	2021
Land	$700	$700
Land Improvements	370	370
Buildings and Improvements	12,398	12,229
Furniture and Fixtures	323	323
Computer Equipment and Software	32	32
Vehicles	109	68
Production and Processing Equipment	5,102	5,036
Leasehold Improvements	6,473	6,444
Construction in Progress	206	91
Total Property and Equipment, Gross	25,713	25,293
Less accumulated depreciation	(660)	(84)
Property and Equipment, Net	$25,053	$25,209

Depreciation expense for the period ended March 31, 2022 and the period ended March 31, 2021, totaled $576 thousand and $201 thousand, respectively, and $565 thousand and $191 thousand, was capitalized to inventory, respectively. In conjunction with the Theraplant Business Combination and True Harvest Acquisition, the basis of all property and equipment was recognized at fair value in purchase accounting and therefore, no assets were carried over with accumulated depreciation.

There were no fixed asset impairments for the period ended March 31, 2022 and March 31, 2021.

5. Goodwill and Intangible Assets, Net

During the first quarter of 2022, the Company recorded a measurement period adjustment of $5,620 thousand to decrease the contingent consideration for the True Harvest Acquisition, with a corresponding decrease to goodwill. The adjustment is related to the reduction of the sales and production calculation for the contingent consideration. A roll forward of goodwill is as follows:

(in thousands)	Successor
Balance as of December 31, 2021	$71,658
Measurement Period Adjustment	(5,620)
March 31, 2022	$66,038

For the period ended March 31, 2021 (Predecessor), there was no goodwill. .

Intangible assets, net, consisted of the following:

	Successor March 31, 2022			Predecessor December 31, 2021
Intangible assets at March 31, 2022 (in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Trade Names	$6,000	$626	$5,374	$6,000	$126	$5,874
Customer Relationships	29,000	1,884	27,116	29,000	434	28,566
Licenses	80,000	2,756	77,244	80,000	756	79,244
	$115,000	$5,266	$109,734	$115,000	$1,316	$113,684

Amortizable trade name intangible assets stayed consistent from December 31, 2021. The weighted average amortization period for the trade name, customer relationships and licenses were three years, five years and ten years, respectively. For the Successor period, the balance of the intangible assets was recorded at fair value as a result of the Theraplant Business Combination as described in the Note 1 - Operations and Summary of Significant Accounting Policies and Note 2. - Business Combinations.

Amortization expense is classified in depreciation and amortization on the consolidated statements of operations and comprehensive income (loss). Amortization expense of the trade name intangible assets amounted to $626 thousand, customer relationships amortization amounted to $1,884 thousand and license amortization amounted to $2,756 thousand in the three months ended March 31, 2022. Estimated future amortization expense is as follows:

Successor
(in thousands)	As of March 31, 2022
Remaining 2022	$11,850
2023	15,800
2024	15,674
2025	13,800
2026	13,366
Thereafter	39,244
Total	$109,734

6. Accounts Payable and Accrued Expenses

Accounts Payable and current accrued expenses and other consisted of the following:

	Successor	Predecessor
(in thousands)	As of March 31, 2022	As of December 31, 2021
Accounts payable	$2,641	$1,530
Accrued payroll liabilities	430	198
Accrued expense	15,291	17,145
Deferred revenue	160	39
Accrued interest	148	4
Total accounts payable and accrued expenses	$18,670	$18,916

As of March 31, 2022, the accrued expenses primarily consists of $10,423 thousand in accrued expense that is related to underwriting costs and debt issuance costs that were due to Imperial Capital, LLC upon completion of the Theraplant Business Combination, $4,200 thousand relates to closing fees owed to our Lender for our Term Loan and Delayed Draw Term Loan as further discussed in Note 8 – Long-term Debt, and other ordinary course business expenses.

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

On December 30, 2021, Leafline shareholders, including the Company, completed a sale to GreenThumb for a combination of cash and share consideration. GreenThumb is a publicly traded cannabis company and therefore, the Company has marked its investment to market based on the publicly traded stock price which resulted $1,475 thousand and $1,694 thousand of investment in GreenThumb as marketable securities on the Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021, respectively. The GreenThumb marketable security is included as a level I financial instrument.

The Company revalued the shares in GreenThumb based on the stock price as of March 31, 2022, resulting in a decrease in value of $219 thousand. The Due to Prior members was reduced by $110 thousand for the former shareholders’ share of the investment. Refer to Note 9 for more information. As of March 31, 2022, the Company had received cash of $523 thousand with deferred cash consideration of $43 thousand still outstanding and included in Other Current Assets. Further, the Company has not remitted the consideration payment owed to the former shareholders of Theraplant including both cash and share consideration which has been included in Due to Prior Members on the consolidated balance sheet as of March 31, 2022.

8. Notes Payable

At March 31, 2022 and December 31, 2021 (Predecessor), note payable consisted of the following:

	March 31,	December 31,
	2022	2021
Term Loan (“Initial Term Loan”) dated November 26, 2021, in the original amount of $88,000,000, which matures November 26, 2024. Principal payments will be required upon the first sale of recreational cannabis in the state of Connecticut. Cash interest payments will be 7.5% for the first 12 months and will be 11% for the remainder of the loan. Additionally, the Company will pay PIK interest for the first 12 months at 8.5% and the remainder of the PIK will be paid at 5%.	$88,000	$88,000

Convertible Promissory note dated December 31, 2021, in the original amount of $23,000,000, which matures December 15, 2024. Interest (8% per annum) payments are due monthly through December 2024. A final balloon payment of all unpaid principal accrued unpaid interest will be due on the maturity date. The holder can elect to convert the unpaid principal and interest into shares of the Company’s common stock at $10 per share.	23,000	23,000

Term Loan (“Delayed Draw Term Loan”) dated December 31, 2021, in the original amount of $17,000,000, which matures November 26, 2024. Principal payments will be required upon the first sale of recreational cannabis in the state of Connecticut. Cash interest payments will be 7.5% for the first 12 months and will be 11% for the remainder of the loan. Additionally, the Company will pay PIK interest for the first 12 months at 8.5% and the remainder of the loan PIK will be paid at 5%	17,000	17,000

Three promissory notes: dated December 30, 2021, in the aggregate original amount of $4,600,000, which mature December 30, 2023: Equal payments of principal and interest are due monthly through December 2023. The loans each incur interest at 12% of the outstanding principal balance.	4,238	4,600

Convertible Promissory (“Deferred Cash Payment”) note dated November 26, 2021, in the original amount of $10,000,000, which matures November 26, 2022. Equal principal and interest (9%) payments are due monthly through November 2022. The holder can elect to convert the unpaid principal and interest into shares of the Company’s common stock at $10 per share.	8,095	9,167

Total Notes Payable	140,333	141,767

Add: PIK Interest	2,978	731
Less: deferred finance costs	(6,476)	(6,788)
Less: discount on debt	(26,160)	(27,203)
Less: fair value adjustments (long term)	(3,130)	(2,108)
Less: current portion	(107,205)	(106,015)
Less: fair value adjustments (short term)	(340)	(384)
Notes payable, net of current portion	$-	$-

Event of default

As discussed further in Note 1, there is substantial doubt about the Company’s ability to continue as a going concern. As a result of the Company not filing its annual financial statements within 90 days from year end as well as the qualified opinion of the auditors with respect to the Company’s ability to continue as a going concern, the Company is in technical default of the Term Loan and Delayed Draw Term Loan. Further, the Company’s Convertible Promissory Note and other Promissory Notes have cross default language which results in default of those notes due in the event of an uncured event of default on the Term Loan and Delayed Draw Term Loan; however, as of March 31, 2022 no event of default has been declared nor has acceleration of indebtedness been triggered by our senior lender pursuant to the Credit Facility. The potential for such eventualities and potential cross defaults require the company to classify long-term obligations as current liabilities. We are currently in active discussions with the lenders under our credit agreements (including certain of our related parties) for additional financing, a waiver of our compliance with covenants in and events of default under the credit agreements. As such, all of the notes payable have been classified within current liabilities as of March 31, 2022 and December 31, 2021.

The principal payments reflected within this table are based on the contractual terms within the respective agreements. The future principal payments below assume that all debt will be paid based on the contractual repayment terms.

Three Months Ending March 31**
Remaining 2022	9,907
2023	2,426
2024*	128,000
2025	—
2026	—
Thereafter	—
140,333

*	Quarterly principal payments on the Term Loans in the amount of $5,000 thousand are required at the earlier of the second full fiscal quarter following the date of the introduction and implementation of the Adult Use Cannabis market in the state of Connecticut or the ninth fiscal quarter following November 26, 2021. Since the implementation of Adult Use Cannabis in the state of Connecticut has not been completed, the Company has included all such payments assuming the ninth fiscal quarter following the Closing Date. The 2024 principal payments exclude approximately $20,835 thousand in PIK interest accrued over the life of the term loans.
**	The principal payments reflected within this table are based on the contractual terms within the respective agreements. Effective at the time of issuance of these financial statements, each of the debt instruments issued by the Company are in default which has triggered, each of these instruments to classified as current. The payments above do not assume that all debt will be paid in 2022 but based on the contractual repayment terms.

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

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	Successor	Predecessor
(in thousands)	March 31, 2022	March 31, 2021
Interest expense incurred in Term Loan	$4,132	$-
Interest expense incurred on Delayed Draw Term Loan	361	-
Interest on promissory note	-	33
Interest expense incurred on deferred cash payment	188	-
Interest expense on Assumed Debt	569
Miscellaneous interest expense	14	-
Amortization of deferred financing costs	312	-
Amortization of original issue discount	1,043	-
Interest expense, net	$6,619	$33

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $6,788 thousand of deferred financing costs and approximately $27,203 thousand of original issue discount in connection with the issuance of the Term Loans in 2021 in connection with the Theraplant Business Combination, which are included in the carrying value of the Term Loans as of March 31, 2022. The Company presents unamortized deferred financing costs and unamortized March 31, 2022. The amortization expense related to the deferred financing costs was $312 thousand and the amortization of the original issue discount was $1,043 thousand for the period ended March 31, 2022 which has been included within interest expense in the consolidated statement of operations.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 31, 2022:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Marketable Security	1,475	—	—	1,475
Total assets	$1,475	$—	$—	$1,475

Liabilities:
True Harvest Convertible Note	$—	$—	$19,870	$19,870
True Harvest Earnout	—	—	15,260	15,260
Deferred Cash Payment	—	—	7,755	7,755
Lender Warrants	—	—	16,830	16,830
Private Warrants Liability	—	968	—	968
Total liabilities	$—	$968	$59,715	$60,683

The Company has assessed that the fair value of cash and cash equivalents, trade receivables, related party receivables, trade payables, other current liabilities, and other debt approximates their carrying amounts largely due to the short-term maturities or recent commencement of these instruments.

The following table summarizes financial instruments carried at amortized cost with fair values that are different than their carrying amounts:

	March 31, 2022
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value
Term Loan (see Note 8) - Level 2	$(90,613)	$(96,220)
Delayed Draw Term Loan (See Note 8) - Level 2	$(17,365)	$(18,465)
Promissory notes (See Note 8) - Level 3	$(4,238)	$(4,194)

In connection with the True Harvest Acquisition, the Company issued contingent consideration with a value of up to $35,000 thousand (the “Earnout”). During the first quarter of 2022, the Company recorded a measurement period adjustment of $5,620 thousand to decrease the contingent consideration for the True Harvest acquisition, with a corresponding decrease to goodwill. The adjustment is related to the reduction of the sales and production calculation for the contingent consideration. The consideration is contingent on the future performance of the acquired business and its associated activities during the three-year period following the transaction. Specifically, the Earnout will be based on the average of the Weighted Average Annual Price Points in each of the three years (the 36 Month Price Point), where Weighted Average Annual Price Point is defined as (i) the total revenue of the Company, divided by (ii) the total weight in pounds of flower product produced. The Earnout will then be satisfied with shares of Greenrose common stock and will be due on the earlier of (i) January 15, 2025 or (ii) the date upon which the Seller provides Greenrose with written notice of its acceptance of the Earnout Statement and the Earnout amount calculated therein.

The fair value of the Earnout was estimated using a Monte Carlo simulation assuming Geometric Brownian Motion (GBM) in a risk-neutral framework and is based on the present value of the average of the simulated Earnout payments across 1,000,000 simulation paths. The primary assumptions used in the Monte Carlo simulation include the company’s forecast of revenue and production, the correlation between these two-underlying metrics, the discount rate, volatility, credit spread, and risk-free rate. Changes to the forecasts for the achievement of the milestones, and the estimates of the borrowing rate can significantly affect the estimated fair value of the contingent consideration. The significant unobservable inputs used in the analysis are detailed in the table below. During the first quarter of 2022, the Company recorded a measurement period adjustment of $5,620 thousand to decrease the contingent consideration for the True Harvest acquisition, with a corresponding decrease to goodwill. The adjustment is related to the reduction of the sales and production calculation for the contingent consideration. As of March 31, 2022, this contingency was measured as $15,260 thousand.

March 31,
2022
Volatility	28.10%
Discount Rate	16.10%
Term (in years)	2.75
Probability of Achievement	0 - 100%

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

March 31,
2022
Volatility	35.9%
Credit Spread	13.7%
Risk-Free Rate	1.24%
Term (in years)	0.66
Conversion Price	$10.00

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

March 31,
2022
Volatility	35.9%
Credit Spread	12.3%
Risk-Free Rate	2.41%
Term (in years)	2.75
Conversion Price	$10.00

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

March31,
2022
Common Stock Price	$3.96
Risk-Free Rate	2.41%
Credit Spread	12.2%
Volatility	35.9%
Dividend Yield	0%

Refer to Note 12 – Financial Instruments for a summary of the changes in the fair value of the Company’s Level 3 financial instruments.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the hierarchy levels during the three months ended March 31, 2022 and March 31, 2021.

10. Commitments and Contingencies

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at March 31, 2022 and March 31, 2021, medical cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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

Claims and Litigation

Reference made to the Agreement and Plan of Merger dated as of March 12, 2021 between the Company and Futureworks LLC, a Delaware limited liability company, which Futureworks terminated on January 6, 2021, as disclosed in the Company’s Report on Form 8-K dated January 12, 2022 ..In a letter dated April 13, 2022, counsel to Futureworks alleged breach of the Futureworks Agreement and Plan of Merger by the Company and threatened legal action if Futureworks’ purported claims are not settled.  The Company believes Futureworks alleged claims lack merit. In the event Futureworks commences an action against the Company in connection with the terminated Futureworks Agreement and Plan of Merger, the Company believes it has meritorious defenses and will defend itself vigorously.

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2022 (Successor) and 2021 (Predecessor), other than described above, there were no further pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s significant shareholders, officers, or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

Leases

The Company manages and operates a facility located at 4301 W. Buckeye, Phoenix, AZ (the “Facility”) to cultivate and manufacture medical marijuana since the inception of True Harvest, expanding cultivation space within the Facility over time. The Facility is under a ten-year lease since 2017 with a ten-year renewal option.

The Company leases the Facility from a third party since its inception in 2015. The Company entered into a new lease agreement for the Facility in 2017 with a lease term of 10 years and has an option to extend the lease term for a period of 10 years. Lease payments are annually escalated over the lease term and the Company recognizes lease expense on a straight-line basis. The Company recognized lease expense or for the period ended March 31, 2022 of $350 thousand, $349 thousand of which was included in inventory. There was no lease expense for the period ended March 31, 2021, as the lease was part of the True Harvest Acquisition which was completed on December 31, 2021.

The Company operates a corporate office at 111 Broadway, Amityville, NY. The office is the Company’s registered office and headquarters. The office paid for on a month-to-month basis, with no restrictions upon exiting the property. As such, there are no commitments as part of the lease and it is not included in the table, below.

Future minimum payments, to third parties, by year and in the aggregate, consisted of the following as of March 31, 2022:

Remainder 2022	$944
2023	1,294
2024	1,332
2025	1,372
2026	1,414
2027	1,207
$7,563

11. Income Taxes

The Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to the uncertainty around the timing of the full legalization in Connecticut of adult use cannabis in 2022. For the three months ended March 31, 2022, the Company’s (benefit from) provision for income taxes tax rates were $481 thousand, compared to $251 thousand, for the three months ended March 31, 2021. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is subject to income tax examinations since inception by various tax authorities.

Income taxes for the period ending March 31, 2022 differs from the expected U.S. federal income tax rate of 21% of pre-tax earnings due to the impact of non-deductible expenses and non-taxable income related to the change in fair value of warrants. The increase in the rate of 13.6% is due to the impact of IRC Section 280E on Cannabis businesses. Under Section 280E of the Internal Revenue Code (IRC), no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on a business if the business consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses.

As of December 31, 2021, the Company had $628 thousand and $625 thousand of U.S. federal and state net operating loss carryovers, respectively, that are available to offset future taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $164 thousand as of March 31, 2022.

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

The following table presents the changes in the fair value of private warrants:

(in thousands)	Private Warrants
Fair value as of December 31, 2021	$436
Change in fair value	59
Fair value as of March 31, 2022	$495

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

(in thousands)	Lender Warrants
Fair value as of December 31, 2021	$16,601
Change in fair value	229
Fair value as of March 31, 2022	$16,830

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

Further, as part of the Non-Redemption Agreement, Greenrose and the Investor have agreed that Greenrose shall issue and sell to the Investor, and the Investor shall purchase from Greenrose, for the sum of $500, an aggregate of 500 thousand newly issued shares of Greenrose Common Stock (“Investor Shares”). When issued, these shares are to be subject to a lock-up and will be released based on a contractual calculation each month for six months. Any shares not released within that six-month period shall be forfeited. During the period ended December 31, 2021, the Company released 141 thousand shares from lock-up, and as of March 31, 2022 the remaining 359,053 shares were released from lock-up (“Released Shares”).

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

On February 18, 2022, the Company granted 57 thousand stock options, all of which are vested and have a 5-year term. The options have a strike price of $5.25. The Company also issued 74 thousand fully vested shares of common stock as stock-based compensation at $5.25 a share.

On March 14, 2022, the Company issued an aggregate of 753,165 unregistered shares common stock to YA II PN, Ltd. 500,000 shares were issued in connection with the October 21, 2021 execution of a Non-Redemption Agreement and 253,165 shares were issued to settle $1,000 thousand of accrued expenses related to a Standby Equity Purchase Agreement (collectively, the “YA II PN, Ltd Agreements”).  The Company previously disclosed the execution of the YA II PN, Ltd Agreements on the Form 8-K filed with the US Securities and Exchange Commission on October 21, 2021.

On March 15, 2022, the Company issued an aggregate of 73,700 unregistered common shares to certain board members as consideration for services performed as members of the board of directors.

On March 16, 2022, the Company issued an aggregate of 11,905 unregistered common shares to Acorn Management Partners, LLC (“Acorn”) in exchange for marketing services. This agreement requires an issuance of $50 thousand worth of stock and $10 thousand per month for a period of six months with the ability to extend for three month periods for an additional $25 thousand of restricted stock and $10 thousand per month.

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

The following is a list of the outstanding warrants as of March 31, 2022:

Instrument	Number of Warrants Outstanding	Classification
Public Warrants	17,250	Equity
Private Warrants	3,873	Liability
Lender Warrants	2,550	Liability
Total	23,673

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

14. Stock-Based Compensation

The Company sponsors an equity incentive plan (the “Plan”) in which certain employees and non-employee directors participate. The Plan is administered by the compensation committee of the board of directors of the Company (the “Compensation Committee”). The Company measures the cost of services received in exchange for an award of equity instruments (typically restricted stock unit awards (“RSUs”) and stock options) based on the grant-date fair value of the awards issued under the Plan that are equity classified. Liability classified RSUs are valued based on the fair value of the stock at each reporting period until the date of settlement with changes in fair value recognized as increases or decreases in stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) each reporting period over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period. The fair value of the stock options is calculated using the Black-Scholes option-pricing model. forfeitures are accounted for as they occur.

On February 18, 2022, the Company granted 57 thousand stock options, all of which are vested and have a 5-year term. The options have a strike price of $5.25. The Company also issued 74 thousand fully vested shares of common stock as stock-based compensation at $5.25 a share.

The following table is a summary of stock-based compensation expense for the periods:

	Successor	Predecessor
	March 31, 2022	March 31, 2021
Stock-based compensation	225
Equity-based compensation - other	387	-

Total equity-based compensation expense	$612	$-

15. Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock issued and outstanding during the period. Diluted earnings per share is based on the weighted average number shares of common stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive securities outstanding during the period. The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share for the Successor Period:

Successor
For the three months ended March 31, 2022
Numerator:
Net loss – basic and diluted	$(14,568)
Denominator:
Weighted average shares outstanding – basic and diluted	15,897,861
Basic and diluted loss per common share	$(0.92)

The Company has also considered the dilutive impact of the public and private warrants, True Harvest convertible debt, contingent consideration payable in shares to the True Harvest sellers, True Harvest contingently returnable shares, Sponsor Notes, and the Deferred Cash Payment convertible into shares, Investor Shares, stock options, and Lender Warrants, each of which was determined to be anti-dilutive.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share for the Predecessor Periods. There were no securities that were determined to be dilutive.

	Predecessor
	Three Months Ended March 31, 2021
	Angel Founder Units	Series A Units	Series R Units
Numerator:
Net Income allocation	$1,486	$577	$729

Denominator:
Weighted averaged units - basic	110,000	42,761	54,000
Weighted averaged units - diluted	110,000	42,761	54,000

Earnings per unit - basic	$13.50	$13.50	$13.50
Earnings per unit - diluted	$13.50	$13.50	$13.50

16. Related Party Transactions

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

17. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustment to or disclosure in the Company’s Financial Statements. There were no events that require adjustment to or disclosure in the Financial Statements, except as disclosed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GREENROSE FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of our Quarterly Report.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to The Greenrose Holding Company Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Greenrose Associates LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

This MD&A contains both historical and forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We make forward-looking statements related to future expectations, estimates, and projections that are uncertain and often contain words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “predict,” “should,” “target,” or other similar words or phrases. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict. Factors that might cause such differences include, but are not limited to, those discussed in Part 2 of this Form 10-Q under Item 1A., “Risk Factors,” which are incorporated herein by reference. Our future results and financial condition may be materially different from those we currently anticipate, and historical results may not be indicative of future performance.

 Financial information and unit or share figures, except per-unit or per-share amounts, presented in this MD&A are presented in thousands of US dollars (“$”), unless otherwise indicated. We round amounts in this MD&A to the thousands and calculate all percentages, per-unit, and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, cross foot, or recalculate based on reported numbers due to rounding. Unless otherwise indicated, all references to years are to our three months ended, which ends on March 31.

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

Operational and Regulation Overview

We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis is illegal under United States federal law. Substantially all of our revenue is derived from United States cannabis operations. For information about risks related to United States cannabis operation, See Risk Factors disclosure in our annual Report on Form 10-K filed April 15, 2022.

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

	For the three months ended
	March 31,
	Successor	Predecessor
(in thousands)	2022	2021
Net Income (Loss)	$(14,568)	$2,792
Provision for income taxes	481	251
Interest expense, net	6,619	33
Depreciation & amortization	4,526	202
EBITDA (non-GAAP)	(2,942)	3,278
Adjusting items:
Transaction related fees(a)	588	294
Change in Fair Value of Financial Instruments(b)	(470)	-
Fair Value Step-up of Inventory(c)	2,134	-
Infrequent events(d)	811	87
Management fees(e)	-	400
Adjusted EBITDA (non-GAAP)	$121	$4,059

(a)	For the three months ended March 31, 2022, transaction fees relate to the consulting legal and accounting fees related to the acquisitions of Theraplant and True Harvest and their corresponding contractual filing requirements of an S-1 to register shares. For the three months ended March 31, 2021, transaction fees relate to consulting, legal, and accounting fees in preparation for the Theraplant Business Combination.
(b)	Change in Fair Value of Financial Instruments represent the (gain)/loss recognized on the Consolidated Statement of Operations. For the three months ended March 31, 2022, the Company recognized a gain of $470 thousand on its financial instruments which resulted from fluctuations in the Company’s stock price.
(c)	Represents the impact to the cost of goods sold due to the fair value step up of inventory from purchase accounting.
(d)	For the three months ended March 31, 2022, infrequent events relates to $811 thousand loss on note settlement. For the three months ended March 31, 2021, the $87 thousand is consisted of $28 thousand related to costs related to a fire in a grow room causing repair expenses that had not yet been recovered by insurance, as well as $58 thousand related to lobbyist fees related to Connecticut cannabis regulation proposals.
(e)	Represents management fees associated with management consulting services that were not required to be paid after the closing of the Theraplant Business Combination.

Results of Operations

For the three months ended March 31, 2022 and 2021

	For the Three Months Ended
	Successor	Predecessor	Change
	March 31,	March 31,	Increase/(Decrease)
(in thousands)	2022	2021	$	%
Revenues, net of discounts	$8,189	$7,150	$1,039	15%
Cost of Goods Sold	6,353	2,698	3,655	135%
Gross Profit	1,836	4,452	-2,616	-59%
Selling and marketing	26	4	22	550%
General and administrative	4,976	1,361	3,615	266%
Depreciation and amortization	3,961	11	3,950	NM
Other income (expense), net	(6,960)	(33)	(6,927)	NM
Provision for income taxes	(481)	(251)	(230)	92%
Net Income (Loss)	$(14,568)	$2,792	(17,360)	-622%

NM – Not Meaningful

Comparison of the three months ended March 31, 2022 and March 31, 2021

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. In the opinion of management, the unaudited condensed financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

Revenue, net of discounts

For the three months ended March 31, 2022, the Company’s revenue, net of discounts increased $1,039 thousand or 15% compared to the prior year. The increase is primarily a result of the current period including Theraplant and True Harvest comparing to the prior year including only Theraplant Revenue. True Harvest revenue, net of discounts, of $2,922 thousand for the three months ended March 31, 2022, contributed to our revenue growth, which was lower than expected due to productions issues at the facility as a result of construction for the expansion of the facility. Theraplant Revenue was reduced by $1,883 thousand as compared to the prior year. The decrease is a result of a reduction in the medicinal market in Connecticut along with increased competition. The decrease in revenue is also a result of new legislation for adult-use cannabis in Connecticut. With the law, “An Act Concerning Responsible and Equitable Regulation of Adult-Use Cannabis”, passed in June 2021, we believe that prospective consumers who previously obtained a medical card or considered obtaining a medical card decided to purchase cannabis outside of the medical market. This was the result of the decriminalization of cannabis as of July 1, 2021 in Connecticut, thus forgoing the cost of a doctor’s visit and a state license registration. Further, the availability of black-market products for the larger new adult (non-medical) market has increased due to illegal events and delivery services, negatively impacting revenues. The new law now allows for an adult use of the product in Connecticut.

Cost of Goods Sold

Cost of goods sold, net for the three months ended March 31, 2022, increased $3,655 thousand or 135% compared to the prior year. The increase is due to purchase accounting considerations in the fair value step up of inventory. The sales of inventory held at fair value resulted in an increase in cost of goods sold of $2,134 thousand of additional cost due to purchase accounting. Additionally, True Harvest had cost of goods sold for the three months ended March 31, 2022 of $4,041, including the fair value step up of inventory. The Company also had various increases in Cost of goods sold related to bringing additional capacity online, and the Company incurred additional costs related to initial planting and production processes in the new production facility. These start up costs are expected to decrease after Q2 2022.

Gross Profit

Gross Profit for the three months ended March 31, 2022, decreased 2,616 thousand or 59% compared to the prior year. The decrease is due to purchase accounting considerations in the fair value step up of inventory. The sales of inventory held at fair value resulted in an increase in cost of goods sold of $2,134 thousand of additional cost due to purchase accounting. Additionally, the decrease is due to reduced revenue compared to expectations and increase in cost of goods sold, as discussed above.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2022, increased $22 thousand or 550% compared to the prior period. This increase was primarily due to larger purchases in marketing material.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022, increased $3,615 thousand or 266% compared to the prior year. This increase is a result of the current period including Theraplant, Greenrose, and True Harvest comparing to the prior period that was inclusive of only Theraplant expenses. True Harvest had General and Administrative expenses of $566 thousand and Greenrose had expenses of $3,932 thousand. Theraplant had a decrease of $883 thousand primarily due to a decrease consulting and professional services costs leading up to the transaction.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2022, increased $3,950 thousand compared to the prior year. This increase is due to the amortization of the intangible assets for the period beginning December 31, 2021. These intangible assets acquired in connection with the Theraplant Business Combination totaled $107,000 thousand and True Harvest Business Combination totaled $8,000 thousand. The amortization of the acquired intangible assets was $3,950 thousand for the period December 31, 2021 to March 31, 2022.

Other income (expense), net

Other income (expense), net, which consists of interest expenses, net, and changes in fair value of financial instruments, for the three months ended March 31, 2022, decreased $6,927 thousand compared to the prior year. As part of our acquisitions, the successor company had total notes payable of $140,333 thousand as of March 31, 2022 compared to the predecessor company of $1,981 thousand of total notes payable resulting in an increase in interest expense of $6,619 thousand, offset by the change in fair value of the Company’s financial instruments totaling $470 thousand. Additionally, the Company incurred a loss on the settlement of promissory notes of $810 thousand during the three months ended March 31, 2022.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2022 was $481 thousand, an increase of $230 thousand or 92%. This is primarily due to Theraplant being an LLC in 2021, while Greenrose Holdings is a C-Corp. The statutory federal tax rate was 21% during both periods. During the three months ended March 31, 2022 and 2021, the Company had operations in two and one U.S. geographic market, respectively. The Company’s quarterly tax provision is calculated under the discrete method which treats the interim period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income due to the early stage of the business.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand. Our primary requirements for liquidity are to fund our working capital needs, debt service, operating lease obligations, capital expenditures and general corporate needs. Theraplant is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support its business growth and expansion. With our True Harvest Acquisition, on December 31, 2021, we expect to be further generating cash from sales over the next 12 months. As of March 31, 2022, we maintained a cash and cash equivalents balance of $1,864 thousand, and $1,678 thousand of restricted cash with a working capital deficit of $108,537 thousand. The working capital deficit is primarily due to the current portion of the notes payable of 107,205, due to the reclassification of all the debt to short term because of an event of default. Refer to Note 8 in the Notes to the Consolidated Financial Statements for further information on the event of default.

Based on our forecasted expenditures related to our debt service and following the completion of our True Harvest Acquisition on December 31, 2021, we determined that after taking into account our cash flow projections, we do not believe we will have sufficient cash on hand or available liquidity to meet our obligations through the twelve months from the date of issuance of the consolidated financial statements for the three months ended March 31, 2022. We have incurred significant expenses in relation to our acquisitions. We expect our cash flows to increase over time, but not in sufficient quantities in the short term to pay for expenses, without additional capital, or Connecticut recreation legalization. As a result, substantial doubt exists regarding the going concern assumption on our consolidated financial statements. Therefore, these conditions raise substantial doubt about our ability to continue as a going concern.

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

Further, there are other factors which may make financing our operations more difficult, including the Cannabis industry we operate in and any other risk factors listed in Item 1A. of Part 2 of our Quarterly Report on Form 10-Q and Item 1A. of Part 1 of our Annual Report. In consideration of our plans, substantial doubt is not alleviated.

The following table presents Greenrose’s cash and outstanding debt as of the dates indicated. Due to an event of default, all debt has been classified as current within the consolidated balance sheet as of March 31, 2022 and December 31, 2021:

Cash Flows

The following table presents the summary cash flow information for the periods indicated:

	For the three months ended
	March 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	(3,662)	3,069
Net cash used in investing activities	(419)	(1,389)
Net cash provided by financing activities	(1,434)	221
Net increase (decrease) in cash and cash equivalents	(5,515)	1,901

Cash Flow from Operating Activities

During the three months ended March 31, 2022, cash flows used in operating activities were $3,662 thousand. The cash flows used in operating activities resulted from net loss of $14,568 thousand, offset by depreciation and amortization of $4,526 thousand and operating assets and liabilities increase of $1,775 thousand. Our $14,568 thousand of net loss was primarily related decreased sales in Connecticut, production issues resulting in lower sales at True Harvest, and our significant interest expense of $6,619 thousand. The net cash used in operating activities was offset by an increase that was primarily driven by the timing of payments to suppliers and vendors, the timing and amount of debt payments, and the timing of other working capital payments, as well as an increase in inventory, accounts receivable and current tax payable, and a decrease in prepaid expenses and other assets related to prepaid insurance.

Cash Flow from Investing Activities

Net cash used in investing activities was $419 thousand for fiscal 2022 period, a decrease of $970 thousand, compared to net cash used in investing activities of $1,389 thousand during fiscal 2021 (Predecessor). The decrease primarily relates the Company’s capital expenditures that decreased to $419 thousand for the fiscal 2022 period compared to $1,389 thousand during fiscal 2021 due to the expansion of the Theraplant facility.

Cash Flow from Financing Activities

Net cash used in financing activities was $1,434 thousand for fiscal 2022 period, an increase of $1,655 thousand, compared to net cash provided by financing activities of $221 thousand during fiscal 2021. The increase of cash used was primarily related to the principal repayments of notes payable of $1,434 thousand compared to the prior year of $17 thousand of principal repayments of notes payable, offset by $408 thousand of proceeds from notes payable.

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

Further, as part of the Non-Redemption Agreement, Greenrose and the Investor agreed that Greenrose shall issue and sell to the Investor, and the Investor shall purchase from Greenrose, for the sum of $500,000, an aggregate of 500,000 newly issued shares of Greenrose Common Stock (“Investor Shares”). When issued, these shares are to be subject to a lock-up and will be released based on a contractual calculation each month for six months. Any shares not released within that six-month period shall be forfeited. During the period ended December 31, 2021, the Company released 140,947 shares from lock-up, and as of March 31, 2022 the remaining 359,053 shares were released from lock-up (“Released Shares”).

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Additionally, the original terms of our engagement of Imperial included provision to pay Imperial a cash fee for assisting us in obtaining financing for the business combination in an amount equal to 5% of the face amount of any equity securities and 3% of the face amount of any debt sold or arranged as part of the business combination (exclusive of any applicable finders’ fees which might become payable). Our engagement of Imperial was amended as of April 13, 2022 to reflect new agreed compensation terms. Pursuant to the April 2022 amendment we have agreed to compensate Imperial (i) a retainer of shares of common stock of the Company equivalent to $250 thousand (as determined by the five consecutive trading day volume weighted average price of the Company’s common stock following execution of the April 2022 amendment; (ii) a quarterly fee payable in shares of the Company equivalent to $75 thousand per quarter (as determined by the five consecutive trading day volume weighted average price of the Company’s common stock as of first day of each quarter), such amount to increase to an equivalent of $150 thousand per quarter following the sixth consecutive month of the amended engagement, plus a fee payable on the closing of a business combination or business combinations as we and Imperial shall agree and consistent with industry custom and usage. All fees earned and paid to Imperial under the amended engagement shall be credited against the amount owed and payable under the $10,500 thousand non-interest-bearing note issued by the Company to Imperial in April 2022 in satisfaction of amounts otherwise payable under the terms of the 2019 engagement, as amended.

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

We have entered into an agreement with Acorn Management Partners, LLC (“Acorn”) to provide marketing services. This agreement requires an issuance of $50 thousand worth of stock and $10 thousand per month for a period of six months with the ability to extend for three month periods for an additional $25 thousand of restricted stock and $10 thousand per month.

Related Party Transactions

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

Recently Issued Accounting Pronouncements

See Note 1 - Nature of Operations and Summary of Significant Accounting Policies,” to the consolidated financial statements contained in Part I, Item 1 of our Quarterly Report on Form 10-Q.

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

Allowance for Uncollectible Accounts

Allowances for doubtful accounts reflect Greenrose’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including Greenrose’s risk assessment regarding the credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Though infrequent, if ever, account balances are charged off against the allowance when Theraplant believes it is probable the receivable will not be recovered. No allowance for doubtful accounts was required as of March 31, 2022 and December 31, 2021.

Stock Based Compensation

The Company sponsors an equity incentive plan (the “Plan”) in which certain employees and non-employee directors participate. The Plan is administered by the compensation committee of the board of directors of the Company (the “Compensation Committee”). The Company measures the cost of services received in exchange for an award of equity instruments (typically restricted stock unit awards (“RSUs”) and stock options) based on the grant-date fair value of the awards issued under the Plan that are equity classified. Liability classified RSUs are valued based on the fair value of the stock at each reporting period until the date of settlement with changes in fair value recognized as increases or decreases in stock-based compensation expense in the accompanying consolidated statements of comprehensive income (loss) each reporting period over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period. The fair value of the stock options is calculated using the Black-Scholes option-pricing model. forfeitures are accounted for as they occur. Refer to Note 14 for further details of activity related to the Plan.

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

The Company is subject to the limits of IRC Section 280E under which it is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to the uncertainty around the timing of the full legalization in Connecticut of adult use cannabis in 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 6, 2022 (the “Termination Date”), Futureworks LLC (“Futureworks”) notified the Company that it was terminating the Agreement and Plan of Merger (the “Merger Agreement”), dated March 12, 2021, by and between Futureworks, the Company (formerly known as Greenrose Acquisition Corp.) and Futureworks Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Greenrose (“FW Merger Sub”). Pursuant to the Merger Agreement, Futureworks was expected to be merged with and into FW Merger Sub (the “Futureworks Merger”), with FW Merger Sub surviving the Merger as a wholly owned subsidiary of Greenrose. All related ancillary agreements entered into on March 12, 2021, in connection with the Futureworks Merger and the Purchase Agreement were also terminated on the Termination Date. The material terms and conditions of the Merger Agreement were previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 18, 2021 and are incorporated by reference herein.

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

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At March 31, 2022 (Successor) and 2021 (Predecessor), other than described above, there were no further pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s significant shareholders, officers, or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

Item 1A. Risk Factors.

Some factors that could cause our actual results to differ materially from those results in this report are described as risks in our Annual Report. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows. As of the date of this report, there have been no material changes to the risk factors previously disclosed in the Annual Report, other than what is included below.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Greenrose” and the “Company” refer to The Greenrose Holding Company Inc. and its subsidiaries following the Theraplant Merger, or to Greenrose Acquisition Corp. prior to the Theraplant Merger, as the case may be.

Below is summary of the principal factors that make an investment in Greenrose speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission before making an investment decision regarding Greenrose.

Such risks and other factors may include, but are not limited to:

Risks Related to Credit Arrangements and possibility of Events of Default.

As described in recent developments, we are in technical default under certain provisions of our credit agreement with our senior lender (as amended to date, the “Credit Facility”). While no event of default has been declared nor has acceleration of indebtedness been triggered by our senior lender pursuant to the Credit Facility, the potential for such eventualities and potential cross defaults requires us to classify our long-term obligations as current liabilities. Upon the occurrence of such an event of default, if not timely cured, all amounts outstanding under our Credit Facility could be declared to be immediately due and payable. If indebtedness under our Credit Facility is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in our Credit Facility and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our management is working with our lenders to negotiate waivers or possible means of curing technical defaults under the Credit Facility and to extent necessary, credit arrangements with other creditors. No assurance can be given that such efforts will be effective or timely to cure an event of default under our Credit Facility if and event of default is declared.

Our ability to comply with the covenants and restrictions contained in our Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these covenants could result in other events of default under our Credit Facility

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On March 14, 2022, the Company issued an aggregate of 753,165 unregistered shares common stock to YA II PN, Ltd in connection with the October 21, 2021 execution of a Non-Redemption Agreement in the amount of 500,000 shares and a related Standby Equity Purchase Agreement (collectively, the “YA II PN, Ltd Agreements”) in the amount of 253,165 shares.  The Company previously disclosed the execution of the YA II PN, Ltd Agreements on the Form 8-K filed with the US Securities and Exchange Commission on October 21, 2021.

On March 15, 2022, the Company issued an aggregate of 73,700 unregistered common shares to certain board members as consideration for services performed as members of the board of directors.

On March 16, 2022, the Company issued an aggregate of 11,905 unregistered common shares to Acorn Management Partners, LLC (“Acorn”) in exchange for marketing services. This agreement requires an issuance of $50 thousand worth of stock and $10 thousand per month for a period of six months with the ability to extend for three month periods for an additional $25 thousand of restricted stock and $10 thousand per month.

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

Item 3. Defaults Upon Senior Securities.

In connection with the closing of the Theraplant Business Combination, the Company entered into a credit agreement (the “Credit Agreement”) with DXR Finance, LLC (“Lender”). The Lender provided an initial term loan (“Term Loan”) in the amount of $88,000 thousand. The funds from the Term Loan were used to fund the Theraplant Business Combination. Additionally, the Credit Agreement allows for a delayed draw term loan (the “Delay Draw Term Loan”) in amount equal to $17,000 thousand (together with the Term Loan “Term Loans”). The funds of the Delayed Draw Term Loan were used in the True Harvest Acquisition. Quarterly principal payments of $5,000 thousand are required at the earlier of the second full fiscal quarter following the date of the introduction and implementation of the Adult Use Cannabis market in the state of Connecticut or the ninth fiscal quarter following November 26, 2021. The term loans bear interest at fixed 16% with a minimum LIBOR rate of 1%. If the London interbank offered rate,  or LIBOR, ceases to be published by the intercontinental exchange, or a statement is published by the Board of Governors of the Federal Reserve of the United State or the Federal Reserve Bank of New York to similar effect, then  for the purpose of calculating the interest rate on outstanding borrowings, the new benchmark will be determined by combining the rate of the secured overnight financings for the Federal Reserve Bank of New York with certain applicable adjustments, as determined by DXR Finance, LLC, as agent for the loan. Of the 16% interest the Company will pay cash interest at 7.5% and payment-in-kind (PIK interest) at 8.5% for the first year. Subsequent to the first twelve months, the Company will pay cash interest at 11% and PIK interest at 5% of the outstanding balance. The PIK interest payments will be accrued into the outstanding balance of the loan.

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

Event of default

There is substantial doubt about the Company’s ability to continue as a going concern. As a result of the Company not filing its annual financial statements within 90 days from year end as well as pursuant to the qualified opinion of the auditors with respect to the Company’s ability to continue as a going concern, the Company is in technical default of the Term Loan and Delayed Draw Term Loan. Further, the Company’s Convertible Promissory Note and other Promissory Notes have cross default provisions which results in default of those notes in the event of an uncured event of default on the Term Loan and Delayed Draw Term Loan. We are currently in active discussions with the lenders under our credit agreements (including certain of our related parties) for additional financing, a waiver of our compliance with covenants in and events of default under the credit agreements. Currently, all of the notes payable have been classified within current liabilities as of March 31, 2022 and December 31, 2021.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of May 16, 2022.

THE GREENROSE HOLDINGS COMPANY INC.

By:	/s/ William F. Harley III
Name:	William F. Harley III
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William F. Harley III	Chief Executive Officer and Director	May 16, 2022
William F. Harley III	(Principal Executive Officer)

/s/ Scott Cohen	Chief Financial Officer	May 16, 2022
Scott Cohen	(Principal Financial and Accounting Officer)