Form 10-Q
period 2022-06-30
Greenrose Holding Co Inc.
filed 2022-08-22
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, there were 17,649,561 shares of common stock, par value $0.0001 per share issued and outstanding.

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

The Greenrose Holding Company Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

(in thousands, except share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$981	$7,240
Restricted Cash	1,743	1,817
Marketable Security	633	1,694
Accounts Receivable, net	2,604	1,197
Inventories	11,121	12,513
Prepaid expenses and other current assets	1,289	3,031
Total current assets	18,371	27,492
Intangible assets, net	105,784	113,684
Property and equipment, net	25,215	25,209
Goodwill	65,791	71,658
Other assets	1,199	1,050
Total assets	$216,360	$239,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,633	$18,916
Current Tax Payable	1,210	38
Current Portion of Note Payable	110,083	106,015
Convertible Promissory Note - Related Parties	-	2,000
Promissory Notes - Related Parties	-	641
Due to Related Parties	870	846
Due to Prior Members	599	1,130
Other Current Liabilities	168	1,340
Total current liabilities	124,563	130,926
Contingent Consideration	14,215	20,880
Note Payable, Net of Current Portion	9,723	-
Private Warrants Liabilities	556	436
Warrant Liabilities	16,958	16,601
Derivative Liability	-	1,167
Total liabilities	166,015	170,010
Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; 150,000,000 shares authorized; 17,649,561 and 16,061,190 shares issued and outstanding at June 30, 2022 December 31, 2021, respectively.	2	2
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Additional paid-in capital	77,025	70,859
Accumulated deficit	(26,682)	(1,778)
Total Stockholders’ Equity	50,345	69,083
Total liabilities and Stockholders’ Equity	$216,360	$239,093

The accompanying notes are an integral part of these financial statements.

The Greenrose Holding Company Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$9,191	$6,570	$17,380	$13,720
Cost of Goods Sold	6,297	2,127	12,650	4,825
Gross Profit	2,894	4,443	4,730	8,895
Expenses from Operations
Selling and Marketing	27	183	53	187
General, and Administrative	3,296	634	8,272	1,995
Depreciation and Amortization	3,984	15	7,945	26
Total Expenses from Operations	7,307	832	16,270	2,208
Income From Operation	(4,413)	3,611	(11,540)	6,687
Other income (expense):
Other income (expense), net	1,046	-	235	-
Interest Expense, net	(6,910)	(44)	(13,529)	(77)
Change in Fair Value in Financial Instruments	694	-	1,164	-
Total other income (expense), net	(5,170)	(44)	(12,130)	(77)

Income Before Provision for Income Taxes	(9,583)	3,567	(23,670)	6,610

Provision for Income Taxes	(753)	(299)	(1,234)	(550)
Net Income	$(10,336)	$3,268	$(24,904)	$6,060

Successor earnings per share
Earnings per common share
Basic and diluted	$(0.63)		$(1.54)

Weighted average shares outstanding
Basic and diluted	16,523,208		16,210,535

Predecessor earnings per share
Net Income per share – basic and diluted – attributable to:
Angel Founder Units		$15.77		$29.31
Series A Units		$15.77		$29.31
Series R Units		$15.77		$29.31

Weighted average shares – basic and diluted – attributable to:
Angel Founder Units		110,000		110,000
Series A Units		42,761		42,761
Series R Units		54,000		54,000

The accompanying notes are an integral part of these financial statements.

The Greenrose Holding Company Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity/Members’ Equity (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Successor
(in thousands except share amounts)	Common Stock	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total Stockholder’s Equity
Balance at December 31, 2021	16,061,190	$2	$70,859	$(1,778)	$69,083
Issuance of stock options	-	-	225	-	225
Settlement of Investor Shares released from lockup	-	-	1,390	-	1,390
Issuance of shares in settlement of promissory note	685,289	-	2,864	-	2,864
Issuance of shares to board members	73,700	-	387	-	387
Issuance of shares to Investor	753,165	-	1,000	-	1,000
Issuance of shares to vender	11,905	-	50	-	50
Net Loss	-	-	-	(14,568)	(14,568)
Balance at March 31, 2022	17,585,249	$2	$76,775	$(16,346)	$60,431
Share repayment of Imperial Note	64,312	-	250	-	250
Net Loss	-	-	-	(10,336)	(10,336)
Balance at June 30, 2022	17,649,561	$2	$77,025	$(26,682)	$50,345

Predecessor
(in thousands)	Total Members’ Equity
Balance, December 31, 2020	$12,245
Distributions to Members	-
Net Income	2,792
Balance at March 31, 2021	$15,037
Distributions to Members	(4,000)
Net Income	3,268
Balance at June 30, 2021	$14,305

The accompanying notes are an integral part of these financial statements.

The Greenrose Holding Company Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

(in thousands)

	Successor	Predecessor
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(24,904)	$6,060
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,197	408
Change in fair value in financial instruments	1,454	-
Gain on contingent consideration	(1,045)	-
Share based compensation	662	-
Amortization of debt discount & issuance fees	2,935	-
Interest Expense - PIK	4,541	-

Change in operating assets and liabilities:
Accounts receivable	(1,407)	(40)
Prepaid expenses and other assets	1,593	(108)
Inventories	1,392	(46)
Accounts payable and accrued liabilities	3,222	607
Deferred tax liabilities	1,172	1
Net Cash Provided by (Used in) Operating Activities	(1,188)	6,882

Cash flows from investing activities:
Purchases of property and equipment	(1,287)	(3,276)
Net cash used in investing activities	(1,287)	(3,276)

Cash flows from financing activities:
Proceeds from notes payable	-	1,780
Principal repayments of notes payable	(3,858)	(34)
Distributions to members	-	(3,856)
Net Cash Used in Financing Activities	(3,858)	(2,110)

Net increase (decrease) in cash, cash equivalents and restricted cash	(6,333)	1,496
Cash, cash equivalents and restricted cash, beginning of period	9,057	2,263
Cash, cash equivalents and restricted cash, end of period	2,724	3,759

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	981	3,759
Restricted cash	1,743	-
Total cash, cash equivalents and restricted cash, end of period	$2,724	$3,759

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$2,870
Cash paid for income taxes	$62

Supplemental disclosure of non-cash investing and financing activities
Investor shares released from lockup	$1,390
Investor share settled liabilities	$1,250
Settlement of Sponsor Notes	$2,641
Reclass of accrued liability to note payable	$10,423
Goodwill measurement period adjustment	$5,867
Capital expenditures payable	$16

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

Following the transactions stated above, the Company has authorized; 150,000,000 shares of common stock with a par value of $0.001 per share, Preferred stock, $0.0001 par value; 1,000,000 shares authorized. See Note 13- Stockholders’ Equity/Members’ Equity, for additional details.

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

Liquidity and Going Concern

The Company’s primary sources of liquidity are cash from operations, cash and cash equivalents on hand. The Company’s primary requirements for liquidity are to fund its working capital needs, debt service, operating lease obligations, capital expenditures and general corporate needs. Theraplant is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support its business growth and expansion. With the True Harvest Acquisition, on December 31, 2021, we expect to be further generating cash from sales over the next 12 months. As of June 30, 2022, we maintained a cash and cash equivalents balance of $981 thousand, and $1,743 thousand of restricted cash with $106,192 thousand working capital deficit.

Based on forecasted expenditures related to the Company’s debt service and following the completion of the True Harvest Acquisition on December 31, 2021, after taking into account the Company’s cash flow projections, the Company does not believe it will have sufficient cash on hand or available liquidity to meet its obligations through the twelve months from the date of issuance of these consolidated financial statements. The Company expects cash flows to increase over time, but not in sufficient quantities in the short term to pay for expenses, without additional capital, or Connecticut adult use legalization. As a result, these conditions raise substantial doubt about our ability to continue as a going concern.

As a result of the substantial doubt about our ability to continue as a going concern, the Company has violated a debt covenant with one of its lenders. Further, the Company is required to comply with quantitative ratios including adjusted EBITDA, net leverage ratio and secured net leverage ratios. As of June 30, 2022, the Company is not in compliance with its financial covenants with its Term Loan facility. While no event of default has been declared nor has acceleration of indebtedness been triggered by our senior lender pursuant to the Credit Facility, the potential for such eventualities and potential cross defaults requires us to classify our long-term obligations as current liabilities. Upon the occurrence of such an event of default, if not timely cured, all amounts outstanding under our Credit Facility could be declared to be immediately due and payable, which is how our financial statements are presented. If indebtedness under our Credit Facility is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The Company is actively working with the lender to cure the default; however, no assurances can be given as to the success of these actions. As reflected in more detail in Note 8, all debt with covenant violations and cross default clauses have been classified as current given the event of default. The only debt not considered current is the Imperial debt not due within the next twelve months which does not have a cross default clause.

The Company has certain debt obligations to sellers, our lender, and vendors which will require cash to meet their requirements. The Company’s ability to continue meeting these contractual obligations will be reliant upon its ability to secure significant additional capital funding or revise the contracts.

In 2022, the Company intends to revise its agreements with the Theraplant and True Harvest sellers to defer additional debt obligations and seek significant additional capital funding to stabilize its cash flow. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of our management, our unaudited consolidated financial statements and accompanying notes (the “Consolidated Financial Statements”) include all normal recurring adjustments that are necessary for the fair statement of the interim periods presented. Interim results of operations are not necessarily indicative of results for the full year, or any other period. The Financial Statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”).

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

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Theraplant and True Harvest as well as their wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At June 30, 2022 and December 31, 2021 the Company had balances of cash totaling approximately $981 thousand and $7,240 thousand, respectively. As of June 30, 2022 and December 31, 2021, we did not hold any cash equivalents.

Restricted Cash

The Company is required to maintain cash collateral for two months of payments of the deferred cash payment incurred in connection with the Theraplant Business Combination discussed in Note 2. Accordingly, this balance contains restrictions as to the availability and usage and is classified as restricted cash in the consolidated balance sheet.

Marketable Securities

As of June 30, 2022, the Company designated its only marketable security as equity securities and classified it as trading. The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

The Company’s marketable securities are classified as trading and reported at fair value, with changes in fair value recognized through the Change in Fair Value of Financial Instruments on the Condensed Consolidated Statements of Operations. Fair value is based on quoted prices for identical assets in active markets. Realized gains and losses are determined on the basis for the actual cost of the securities sold. Dividends on equity securities are recognized in income when declared. No dividends from Marketable Securities were received during the period.

Accounts Receivable and Allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances for doubtful accounts reflect the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including the Company’s risk assessment regarding the credit worthiness of its customers, historical collection experience and length of time the receivables are past due. Though infrequent, if ever, account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. No allowance for doubtful accounts was required as of June 30, 2022 or December 31, 2021.

Prepaid and Other Current Assets

Prepaid and other current assets consist of prepaid insurance premiums, other receivables, and packaging supplies. The Company pays for packaging and other similar products used to finish inventory well in advance of receipt of the goods.

Inventories

The Company’s inventories include the direct costs of seeds, labor, and growing materials, indirect costs such as utilities, labor, depreciation and overhead costs, and subsequent costs to prepare the products for ultimate sale, which include direct costs such as materials and direct labor, and indirect costs such as utilities and indirect labor. All direct and indirect costs related to inventory are capitalized when they are incurred, and they are subsequently classified to Cost of goods sold in the Condensed Consolidated Statements of Operations. Inventories purchased from third parties, which include work in process, finished goods, and packaging and supplies, are valued at the lower of cost and net realizable value. Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. Cost is determined using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs to sell. The Company reviews inventories for obsolete, redundant, and slow-moving goods and any such inventories identified are written down to net realizable value. As of June 30, 2022 and December 31, 2021 no reserve for inventories was required.

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

The deferred tax amounts contained within Condensed Consolidated Balance Sheets arise from timing differences between federal and state depreciation regulations. There are no deferred tax liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

Revenue Recognition

For the periods ended June 30, 2022 and the periods ended June 30, 2021, the Company has adopted Financial Accounting Standards Board (“FASB”) Audit Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”.

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

Under Topic 606, revenue from the sale of cannabis products is a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs upon delivery and acceptance by the customer. Amounts disclosed as revenue are net of allowances, discounts, and rebates. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s policy. Sales discounts were not material during the three and six month periods ended June 30, 2022 and the three and six month periods ended June 30, 2021.

A significant customer is defined to be those that individually comprise 10% or more of the Company’s revenues or accounts receivable. The following table reflects the revenues and accounts receivable for customers determined to be significant for the three months and six months ended June 30, 2022 and June 30, 2021 and as of June 30, 2022 and December 31, 2021, respectively.

	Accounts Receivable		Revenue		Revenue
	As of		For the Six Months Ended		For the Three Months Ended
	June 30, 2022	December 31, 2021	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Customer A	12%	25%	15%	27%	13%	27%
Customer B	26%	20%	15%	17%	14%	18%
Customer C	*	16%	*	*	*	*
Customer D	*	*	*	10%	*	14%
Customer F	18%	17%	*	14%	12%	15%

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes and related disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates.

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

Management reviews long-lived assets for impairment whenever changes in events or circumstances indicate the assets may be impaired, but no less frequently than annually. Pursuant to ASC 360, an impairment loss is to be recorded when the net book value of an asset exceeds the undiscounted cash flows expected to be generated from the use of the asset. If an asset is determined to be impaired, the asset is written down to its realizable value, and the loss is recognized in the consolidated statement of operations in the period when the determination is made. No impairment charges for long-lived assets have been recorded for the three and six months ended June 30, 2022 and 2021.

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

Advertising

Advertising amounts are expensed as incurred. Advertising expense for the three and six months ended June 30, 2022 totaled $27 thousand $53 thousand, respectively. Advertising expense for the three and six month period ended June 30, 2021, totaled $183 thousand and $187 thousand, respectively.

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

Goodwill and Indefinite Life Intangible Assets

Goodwill, represents the excess of purchase price over the fair value of net assets acquired, is carried at cost in a transaction accounted for as a business combination in accordance with ASC 805. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of November 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. There was no impairment of goodwill for the period ended June 30, 2022.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 for private companies, including interim periods within those fiscal years, with early adoption permitted.  The Company has elected to early adopt ASU 2020-06 as of the Closing Date. The adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which will replace ASC 840, “Leases”. This standard requires a lessee to recognize assets and liabilities for all leases with a term of more than twelve months unless the underlying asset is of low value. A lessee is required to recognize a right-of-use asset representing its right to use the underlying asset and a lease liability representing its obligation to make lease payments. For emerging growth companies adopting under the private company timeline, the standard will be effective for annual periods beginning on or after December 15, 2021, with earlier application permitted. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Management is currently evaluating the impact of this pronouncement and expects to record additional lease liabilities and corresponding right-of-use assets related to the leased facility at True Harvest. However, management does not believe adoption of the standard would have a material effect on the Company’s operating results.

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

Goodwill is recognized as the excess of consideration over the net assets acquired of Theraplant and represents the value derived by Theraplant’s market share and expected growth in the market. During the six months ended June 30, 2022, the Company recorded a measurement period purchase accounting adjustment of $247 thousand related to certain fixed assets purchased by the sellers on behalf of the Company, with a related impact to goodwill (see note 5).

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

This acquisition qualified as a business combination in accordance with ASC 805. In accordance with the ASC 805, acquisition method of accounting, the purchase price allocation of assets acquired, and liabilities assumed of True Harvest are presented based on their estimated fair values as of the Closing. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Accordingly, the Company recorded an allocation of the acquisition consideration to True Harvest’s identified tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. During the six months ended June 30, 2022, we recorded a measurement period purchase accounting adjustment of $5,620 thousand related to the True Harvest acquisition, with a related impact to goodwill (see note 5).

Preliminary Purchase Price Allocation

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date on December 31, 2021 without consideration of any measurement period adjustments which are reflected in Note 5:

(in thousands)

Inventory	$4,705
Fixed assets	8,780
Other Assets	50
Intangible assets	8,000
Note Payable	(4,600)
Net identifiable assets acquired	16,935
Goodwill	51,736
Total acquisition consideration	$68,671

The provisional fair values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair Value	Useful Life
	(In Thousands)	(In Years)
Trade name	$2,000	3
Customer relationships	6,000	5
Total	$8,000

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

3. Inventories

At June 30, 2022 and December 31, 2021 the Company’s inventories include the following:

	June 30,	December 31,
(in thousands)	2022	2021
Raw Materials	$1,233	$776
Work In Process	7,210	9,555
Finished Goods	2,678	2,182
Total Inventories	$11,121	$12,513

4. Property and Equipment

At June 30, 2022 and December 31, 2021, the Company’s property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Land	$700	$700
Land Improvements	370	370
Buildings and Improvements	12,429	12,229
Furniture and Fixtures	323	323
Computer Equipment and Software	51	32
Vehicles	109	68
Production and Processing Equipment	5,525	5,036
Leasehold Improvements	7,063	6,444
Construction in Progress	26	91
Total Property and Equipment, Gross	26,596	25,293
Less accumulated depreciation	(1,381)	(84)
Property and Equipment, Net	$25,215	$25,209

Depreciation expense for the period three and six months ended June 30, 2022 totaled $721 thousand and $1,297 thousand, respectively, and $687 thousand and $1,252 thousand, was capitalized to inventory, respectively. Depreciation expense for the period three and six months ended June 30, 2021 totaled $201 thousand and $402 thousand and, respectively, and $191 thousand and $382 thousand, was capitalized to inventory, respectively. In conjunction with the Theraplant Business Combination and True Harvest Acquisition, the basis of all property and equipment was recognized at fair value in purchase accounting and therefore, no assets were carried over with accumulated depreciation.

There were no fixed asset impairments for the three or six months ended June 30, 2022 and June 30, 2021.

5. Goodwill and Intangible Assets, Net

During the six months ended 2022, the Company recorded a total measurement period adjustment of $5,867 thousand to decrease the contingent consideration for the True Harvest Acquisition and to reflect property and equipment purchased by the sellers of Theraplant, with a corresponding decrease to goodwill. The adjustment is related to the reduction of the sales and production calculation for the contingent consideration due to facts and circumstances that existed as of the balance sheet date but were not known. A roll forward of goodwill is as follows:

(in thousands)	Successor
Balance as of December 31, 2021	$71,658
Measurement Period Adjustment	(5,867)
June 30, 2022	$65,791

No such adjustments were recorded as of December 31, 2021.

Intangible assets, net, consisted of the following:

	June 30, 2022			December 31, 2021
Intangible assets at June 30, 2022 (in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Trade Names	$6,000	$1,126	$4,874	$6,000	$126	$5,874
Customer Relationships	29,000	3,334	25,666	29,000	434	28,566
Licenses	80,000	4,756	75,244	80,000	756	79,244
	$115,000	$9,216	$105,784	$115,000	$1,316	$113,684

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

Amortization expense is classified in depreciation and amortization on the consolidated statements of operations. Amortization expense of the trade name intangible assets amounted to $500 thousand, customer relationships amortization amounted to $1,450 thousand and license amortization amounted to $2,000 thousand in the three months ended June 30, 2022. Amortization expense of the trade name intangible assets amounted to $1,000 thousand, customer relationships amortization amounted to $2,900 thousand and license amortization amounted to $4,000 thousand in the six months ended June 30, 2022. Estimated future amortization expense is as follows:

Successor
(in thousands)	As of June 30, 2022
Remaining 2022	$7,900
2023	15,800
2024	15,674
2025	13,800
2026	13,366
Thereafter	39,244
Total	$105,784

6. Accounts Payable and Accrued Expenses

Accounts Payable and current accrued expenses and other consisted of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Accounts payable	$3,447	$1,530
Accrued payroll liabilities	245	198
Accrued expense	4,638	17,145
Deferred revenue	171	39
Accrued interest	3,132	4
Total accounts payable and accrued expenses	$11,633	$18,916

As of June 30, 2022, the accrued expenses primarily consists of $3,860 thousand relates to closing fees owed to the Lender of the Term Loan and Delayed Draw Term Loan as further discussed in Note 8 – Long-term Debt, and other ordinary course business expenses.

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

The Company determined the enterprise value of Leafline to be $161,000 thousand. The enterprise value is based on the merger consideration for Leafline. The Company acquired 1.52% of Leafline’s equity through the Theraplant acquisition. In connection with the business combination accounting, the Company recorded the Leafline investment at its fair value of $2,259 thousand. The Company included 50% of the fair value of the Leafline investment as consideration for Theraplant. Additionally, the Company has a $1,130 thousand liability for the portion of proceeds from the Leafline investment owed to the former shareholders of Theraplant.

On December 30, 2021, Leafline shareholders, including the Company, completed a sale to GreenThumb for a combination of cash and share consideration. GreenThumb is a publicly traded cannabis company and therefore, the Company has marked its investment to market based on the publicly traded stock price which resulted $633 thousand and $1,694 thousand of investment in GreenThumb as marketable securities on the Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021, respectively. The GreenThumb marketable security is included as a level I financial instrument.

The Company revalued the shares in GreenThumb based on the stock price as of June 30, 2022, resulting in a decrease in value of $842 thousand and $1,061 thousand for the three and six months ended, respectively which was included within other income (expense), net on the consolidated statement of operations. The Due to Prior members was reduced by $421 thousand and $531 for the three and six months ended June 30, 2022, respectively, for the former shareholders’ share of the investment. Refer to Note 9 for more information. As of June 30, 2022, the Company had received cash of $523 thousand with deferred cash consideration of $29 thousand still outstanding and included in Other Current Assets. Further, the Company has not remitted the consideration payment owed to the former shareholders of Theraplant including both cash and share consideration which has been included in Due to Prior Members on the consolidated balance sheet as of June 30, 2022.

8. Notes Payable

At June 30, 2022 and December 31, 2021 (Predecessor), note payable consisted of the following:

	June 30,	December 31,
	2022	2021
Term Loan (“Initial Term Loan”) dated November 26, 2021, in the original amount of $88,000,000, which matures November 26, 2024. Principal payments will be required upon the first sale of recreational cannabis in the state of Connecticut. Cash interest payments will be 7.5% for the first 12 months and will be 11% for the remainder of the loan. Additionally, the Company will pay PIK interest for the first 12 months at 8.5% and the remainder of the PIK will be paid at 5%.	$88,000	$88,000

Convertible Promissory note dated December 31, 2021, in the original amount of $23,000,000, which matures December 15, 2024. Interest (8% per annum) payments are due monthly through December 2024. A final balloon payment of all unpaid principal accrued unpaid interest will be due on the maturity date. The holder can elect to convert the unpaid principal and interest into shares of the Company’s common stock at $10 per share.	23,000	23,000

Term Loan (“Delayed Draw Term Loan”) dated December 31, 2021, in the original amount of $17,000,000, which matures November 26, 2024. Principal payments will be required upon the first sale of recreational cannabis in the state of Connecticut. Cash interest payments will be 7.5% for the first 12 months and will be 11% for the remainder of the loan. Additionally, the Company will pay PIK interest for the first 12 months at 8.5% and the remainder of the loan PIK will be paid at 5%	17,000	17,000

Three promissory notes: dated December 30, 2021, in the aggregate original amount of $4,600,000, which mature December 30, 2023: Equal payments of principal and interest are due monthly through December 2023. The loans each incur interest at 12% of the outstanding principal balance.	4,238	4,600

Convertible Promissory (“Deferred Cash Payment”) note dated November 26, 2021, in the original amount of $10,000,000, which matures November 26, 2022. Equal principal and interest (9%) payments are due monthly through November 2022. The holder can elect to convert the unpaid principal and interest into shares of the Company’s common stock at $10 per share.	7,448	9,167

Non-interest bearing promissory note (“Imperial Note”) dated April 13, 2022, in the original amount of $10,422,750, which matures on October 15, 2023. Principal payments, payable in shares of Company stock, are due quarterly through maturity. Any remaining principal balance due at maturity.	10,173	-
Total Notes Payable	149,859	141,767

Add: PIK Interest	5,272	731
Less: deferred finance costs	(6,120)	(6,788)
Less: discount on debt	(24,935)	(27,203)
Less: fair value adjustments (long term)	(4,270)	(2,492)
Less: current portion	(110,083)	(106,015)
Notes payable, net of current portion	$9,723	$-

Event of default

As discussed further in Note 1, there is substantial doubt about the Company’s ability to continue as a going concern. As a result of the Company not filing its annual financial statements within 90 days from year end as well as the qualified opinion of the auditors with respect to the Company’s ability to continue as a going concern, the Company is in technical default of the Term Loan and Delayed Draw Term Loan. Further, the Company’s Convertible Promissory Note and other Promissory Notes have cross default language which results in default of those notes due in the event of an uncured event of default on the Term Loan and Delayed Draw Term Loan; however, as of June 30, 2022 no event of default has been declared nor has acceleration of indebtedness been triggered by our senior lender pursuant to the Credit Facility. The potential for such eventualities and potential cross defaults require the company to classify long-term obligations as current liabilities. We are currently in active discussions with the lenders under our credit agreements (including certain of our related parties) for additional financing, a waiver of our compliance with covenants in and events of default under the credit agreements. As such, all of the notes payable, except for the Imperial Note have been classified within current liabilities as of June 30, 2022 and December 31, 2021.

The principal payments reflected within this table are based on the contractual terms within the respective agreements. The future principal payments below assume that all debt will be paid based on the contractual repayment terms.

Six Months Ending June 30**
Remaining 2022	$9,411
2023	12,448
2024*	128,000
2025	—
2026	—
Thereafter	—
$149,859

*	Quarterly principal payments on the Term Loans in the amount of $5,000 thousand are required at the earlier of the second full fiscal quarter following the date of the introduction and implementation of the Adult Use Cannabis market in the state of Connecticut or the ninth fiscal quarter following November 26, 2021. Since the implementation of Adult Use Cannabis in the state of Connecticut has not been completed, the Company has included all such payments assuming the ninth fiscal quarter following the Closing Date. The 2024 principal payments exclude approximately $20,835 thousand in PIK interest accrued over the life of the term loans.
**	The principal payments reflected within this table are based on the contractual terms within the respective agreements. Effective at the time of issuance of these financial statements, each of the debt instruments issued by the Company are in default which has triggered, each of these instruments to classified as current. The payments above do not assume that all debt will be paid in 2022 but based on the contractual repayment terms.

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

Troubled Debt Restructuring

On April 13, 2022, the Company entered into an amended engagement letter with Imperial, whereby the Company has engaged Imperial to serve and act as non-exclusive merger and acquisition advisor in connection with potential (i) mergers or stock or asset acquisitions or (ii) sales or other dispositions of business or assets of the Company involving one or more businesses engaged in the medical and/or adult-use recreational cannabis business. Simultaneously with the entry of the Engagement Letter, Greenrose issued a non-interest bearing promissory note in the face amount of $10,423 thousand and maturing October 15, 2023 (the “Note”) to Imperial. All fees earned and paid to Imperial by the Company under the Engagement Letter shall reduce the principal amount owed and payable to Imperial. The shares of common stock issued in connection with the retainer will be unregistered shares issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and be subject to periodic registration rights.

The amended arrangement with Imperial constitutes a troubled debt restructuring (“TDR”) as the Company is experiencing financial difficulties and a concession has been granted by Imperial. When a borrower has a TDR in which the terms of its debt are modified, it should analyze the future undiscounted cash flows to determine the appropriate accounting treatment. The recognition and measurement guidance for a TDR depends on whether the future undiscounted cash flows specified by the new terms are greater or less than the carrying value of the debt. The Company determined that the future undiscounted cash flows under the new terms were equal to the net carrying value of the original debt, therefore, the Company did not recognize a gain on restructuring.

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Interest expense incurred in Initial Term Loan	$4,242	$-	8,374	$-
Interest expense incurred on Delayed Draw Term Loan	373	-	734	-
Interest expense incurred on deferred cash payment	133	-	321	-
Interest expense on Assumed Debt	578	-	1,147	-
Misc. interest expense	4	44	18	77
Amortization of deferred financing costs	355	-	667	-
Amortization of original issue discount	1,225	-	2,268	-
Interest expense, net	$6,910	$44	13,529	$77

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $6,788 thousand of deferred financing costs and approximately $27,203 thousand of original issue discount in connection with the issuance of the Term Loans in 2021 in connection with the Theraplant Business Combination and True Harvest Acquisition. Unamortized original issue discount and deferred financing costs are included in the carrying value of the Term Loans as of June 30, 2022. The amortization expense related to the deferred financing costs was $356 thousand and $668 thousand and the amortization of the original issue discount was $1,225 thousand and  $2,268 thousand for the three and six months ended June 30, 2022, respectively, which has been included within interest expense in the consolidated statement of operations. No deferred financing costs or original issue discount existed for the three and six months ended June 30, 2021.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 30, 2022:

(in thousands)	Level I	Level II	Level III	Total
Assets:
Marketable Security	633	—	—	633
Total assets	$633	$—	$—	$633

Liabilities:
True Harvest Convertible Note	$—	$—	$19,040	$19,040
True Harvest Earnout	—	—	14,215	14,215
Deferred Cash Payment	—	—	7,138	7,138
Lender Warrants	—	—	16,958	16,958
Private Warrants Liability	—	556	—	556
Total liabilities	$—	$556	$57,351	$57,907

The Company has assessed that the fair value of cash and cash equivalents, trade receivables, related party receivables, trade payables, other current liabilities, and other debt approximates their carrying amounts largely due to the short-term maturities or recent commencement of these instruments.

The following table summarizes financial instruments carried at amortized cost with fair values that are different than their carrying amounts:

	June 30, 2022
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value
Term Loan (see Note 8) - Level 3	$(92,538)	$(93,080)
Delayed Draw Term Loan (See Note 8) - Level 3	$(17,734)	$(17,840)
Promissory notes (See Note 8) - Level 3	$(4,238)	$(3,420)
Imperial Note (See Note 8) – Level 3	$(10,173)	$(5,950)

In connection with the True Harvest Acquisition, the Company issued contingent consideration with a value of up to $35,000 thousand (the “Earnout”). During the six months ended June 30, 2022, the Company recorded a measurement period adjustment of $5,867 thousand to decrease the contingent consideration for the True Harvest acquisition, with a corresponding decrease to goodwill. The adjustment is related to the reduction of the sales and production calculation for the contingent consideration. The consideration is contingent on the future performance of the acquired business and its associated activities during the three-year period following the transaction. Specifically, the Earnout will be based on the average of the Weighted Average Annual Price Points in each of the three years (the 36 Month Price Point), where Weighted Average Annual Price Point is defined as (i) the total revenue of the Company, divided by (ii) the total weight in pounds of flower product produced. The Earnout will then be satisfied with shares of Greenrose common stock and will be due on the earlier of (i) January 15, 2025 or (ii) the date upon which the Seller provides Greenrose with written notice of its acceptance of the Earnout Statement and the Earnout amount calculated therein.

The fair value of the Earnout was estimated using a Monte Carlo simulation assuming Geometric Brownian Motion (GBM) in a risk-neutral framework and is based on the present value of the average of the simulated Earnout payments across 1,000,000 simulation paths. The primary assumptions used in the Monte Carlo simulation include the company’s forecast of revenue and production, the correlation between these two-underlying metrics, the discount rate, volatility, credit spread, and risk-free rate. Changes to the forecasts for the achievement of the milestones, and the estimates of the borrowing rate can significantly affect the estimated fair value of the contingent consideration. The significant unobservable inputs used in the analysis are detailed in the table below. During the six months ended June 30, 2022, the Company recorded a measurement period adjustment of $5,620 thousand to decrease the contingent consideration for the True Harvest acquisition, with a corresponding decrease to goodwill. The Company also recorded a gain on consideration of $1,045 thousand recognized in Other income (expense) in the Condensed Consolidated Statement of Operations to decrease the consideration during the three and six months ended June 30, 2022. The adjustment is related to the reduction of the sales and production calculation for the contingent consideration. As of June 30, 2022, this contingency was measured as $14,215 thousand.

June 30,
2022
Volatility	22.50%
Discount Rate	16.10%
Term (in years)	2.50
Probability of Achievement	0 - 100%

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

June 30,
2022
Volatility	45.41%
Credit Spread	12.11%
Risk-Free Rate	2.20%
Term (in years)	0.41
Conversion Price	$10.00

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

June 30,
2022
Volatility	45.41%
Credit Spread	10.85%
Risk-Free Rate	2.92%
Term (in years)	2.50
Conversion Price	$10.00

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

June 30,
2022
Common Stock Price	$2.52
Risk-Free Rate	2.96%
Credit Spread	10.41%
Volatility	45.41%
Dividend Yield	0%

Refer to Note 12 – Financial Instruments for a summary of the changes in the fair value of the Company’s Level 3 financial instruments.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the hierarchy levels during the three and six months ended June 30, 2022 and June 30, 2021.

10. Commitments and Contingencies

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at June 30, 2022 and June 30, 2021, medical cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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

Claims and Litigation

Reference made to the Agreement and Plan of Merger dated as of March 12, 2021 between the Company and Futureworks LLC, a Delaware limited liability company, which Futureworks terminated on January 6, 2021, as disclosed in the Company’s Report on Form 8-K dated January 12, 2022. In a letter dated April 13, 2022, counsel to Futureworks alleged breach of the Futureworks Agreement and Plan of Merger by the Company and threatened legal action if Futureworks’ purported claims are not settled.  The Company believes Futureworks alleged claims lack merit. In the event Futureworks commences an action against the Company in connection with the terminated Futureworks Agreement and Plan of Merger, the Company believes it has meritorious defenses and will defend itself vigorously.

On June 1, 2022, the Company received a Legal Demand Letter from counsel to the Theraplant Selling Stockholders’ Representatives relating to, among other things, the Company’s failure to make certain payments under the Theraplant Merger Agreement.  The demand seeks payment of all amounts that were due.

As disclosed in the Company’s Form 8-K of July 5, 2022, the Company, on June 28, 2022, received a complaint filed by Shareholder Representative against the Company in the Connecticut Superior Court (the “Complaint”). In the Complaint, the Shareholder Representative generally alleges breach of contract, breach of the covenant of good faith and fair dealing, and conversion with respect to the Theraplant Merger Agreement between the Plaintiff, as representative of the Selling Securityholders of Theraplant, and the Company.

On August 3, 2022, Shareholder Representative filed in the Connecticut Superior Court (i) an amended complaint against the Company (the “Amended Complaint”) and (ii) an application for prejudgment remedy seeking to attach property of the Company to secure a requested $6,000 thousand judgment. The Amended Complaint, like the Complaint, generally alleges breach of contract, breach of the covenant of good faith and fair dealing, and conversion and included a new allegation that the Company made payments of up to an aggregate of $600 thousand to families of certain Greenrose officers and such payments were either excessive or for services or work not performed. The Company intends to defend itself vigorously.

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2022 (Successor) and 2021 (Predecessor), other than described above, there were no further pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s significant shareholders, officers, or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

Leases

The Company manages and operates a facility located at 4301 W. Buckeye, Phoenix, AZ (the “Facility”) to cultivate and manufacture medical marijuana since the inception of True Harvest, expanding cultivation space within the Facility over time. The Facility is under a ten-year lease since 2017 with a ten-year renewal option.

The Company leases the Facility from a third party since its inception in 2015. The Company entered into a new lease agreement for the Facility in 2017 with a lease term of 10 years and has an option to extend the lease term for a period of 10 years. Lease payments are annually escalated over the lease term and the Company recognizes lease expense on a straight-line basis. The Company recognized lease expense or for the three and six months ended June 30, 2022 of $365 thousand and $715 thousand. $349 thousand and $699 thousand of the lease expense was included in inventory for the three and six months ended June 30, 2022. There was no lease expense for the three and six months ended June 30, 2021, as the lease was part of the True Harvest Acquisition which was completed on December 31, 2021.

The Company operates a corporate office at 111 Broadway, Amityville, NY. The office is the Company’s registered office and headquarters. The office paid for on a month-to-month basis, with no restrictions upon exiting the property. As such, there are no commitments as part of the lease and it is not included in the table, below.

Future minimum payments, to third parties, by year and in the aggregate, consisted of the following as of June 30, 2022:

Remainder 2022	$631
2023	1,294
2024	1,332
2025	1,372
2026	1,414
2027	1,207
$7,250

11. Income Taxes

The Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to the uncertainty around the timing of the full legalization in Connecticut of adult use cannabis in 2022. For the three and six months ended June 30, 2022, the Company’s provision for income taxes were $753 thousand and $1,234 thousand, compared to $299 thousand and $550 thousand, for the three and six months ended June 30, 2021, respectively. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is subject to income tax examinations since inception by various tax authorities.

Income taxes for the three and six month periods ending June 30, 2022 differs from the expected U.S. federal income tax rate of 21% of pre-tax earnings due to the impact of non-deductible expenses and non-taxable income related to the change in fair value of warrants. The increase in the rate of 13.6% is due to the impact of IRC Section 280E on Cannabis businesses. Under Section 280E of the Internal Revenue Code (IRC), no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on a business if the business consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses.

As of December 31, 2021, the Company had $628 thousand and $625 thousand of U.S. federal and state net operating loss carryovers, respectively, that are available to offset future taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $164 thousand as of June 30, 2022.

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

The following table presents the changes in the fair value of private warrants:

(in thousands)	Private Warrants
Fair value as of December 31, 2021	$436
Value of private warrants issued	587
Change in fair value	(467)
Fair value as of June 30, 2022	$556

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

(in thousands)	Lender Warrants
Fair value as of December 31, 2021	$16,601
Change in fair value	357
Fair value as of June 30, 2022	$16,958

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

Further, as part of the Non-Redemption Agreement, Greenrose and the Investor have agreed that Greenrose shall issue and sell to the Investor, and the Investor shall purchase from Greenrose, for the sum of $500, an aggregate of 500 thousand newly issued shares of Greenrose Common Stock (“Investor Shares”). When issued, these shares are to be subject to a lock-up and will be released based on a contractual calculation each month for six months. Any shares not released within that six-month period shall be forfeited. During the period ended December 31, 2021, the Company released 141 thousand shares from lock-up, and as of June 30, 2022 the remaining 359,053 shares were released from lock-up (“Released Shares”).

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

On June 7, 2022, the Company issued an aggregate of 64,312 unregistered common shares to Imperial as a retainer payment on the Imperial Note. The shares issued were worth $250 thousand as determined by the five consecutive trading day volumed weighted average price of the Company’s common stock as of the date of execution of the engagement letter with Imperial. The Company is required to issue $75 thousand worth of stock for each of the next two quarters, and $150 thousand worth of stock each subsequent quarter through maturity of the note in accordance with the agreement with Imperial.

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

The following is a list of the outstanding warrants as of June 30, 2022:

(in thousands) Instrument	Number of Warrants Outstanding	Classification
Public Warrants	17,250	Equity
Private Warrants	3,873	Liability
Lender Warrants	2,550	Liability
Total	23,673

Standby Equity Purchase Agreement

On October 20, 2021, Greenrose and the Investor, entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”), whereby the Investor agreed to purchase from the Company up to $100,000 thousand of the Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price per share of 96% multiplied by the lowest daily volume weighted average price of shares during regular trading hours as reported by Bloomberg L.P. of the Company’s common stock during the three (3) consecutive trading days commencing on the advance notice date. As a commitment fee, the Company incurred $1,000 thousand to establish the Equity Purchase Agreement and such fees remain unpaid as of year-end and have been included in accrued expenses. Additionally, the Company concluded these fees are direct and incremental fees to a future offering of equity securities and as such, the Company has deferred the $1,000 thousand to be offset against future equity offering proceeds. The deferred costs are included within Other Assets on the consolidated balance sheet as of June 30, 2022 and December 31, 2021, as no such equity offering has been made. The deferred costs will be offset to equity when purchases are made on the Equity Purchase Agreement.

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

The following table is a summary of stock-based compensation expense for the periods:

	Successor	Predecessor
	June 30, 2022	June 30, 2021
Stock-based compensation	$225	$-
Equity-based compensation - other	437	-
Total equity-based compensation expense	$662	$-

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share for the Successor Period:

	Successor
	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Numerator:
Net loss – basic and diluted	$(10,336)	$(24,904)
Denominator:
Weighted average shares outstanding – basic and diluted	16,523,208	16,210,535
Basic and diluted loss per common share	$(0.63)	$(1.54)

The Company has also considered the dilutive impact of the public and private warrants, True Harvest convertible debt, contingent consideration payable in shares to the True Harvest sellers, True Harvest contingently returnable shares, Sponsor Notes, and the Deferred Cash Payment convertible into shares, Investor Shares, stock options, Lender Warrants, and shares issuable under share-settled debt arrangements each of which was determined to be anti-dilutive.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share for the Predecessor Periods. There were no securities that were determined to be dilutive.

	Predecessor
Net income is in thousands	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Angel Founder Units	Series A Units	Series R Units	Angel Founder Units	Series A Units	Series R Units
Numerator:
Net Income allocation	$1,735	$675	$852	$3,225	$1,253	$1,583

Denominator:
Weighted averaged units - basic	110,000	42,761	54,000	110,000	42,761	54,000
Weighted averaged units - diluted	110,000	42,761	54,000	110,000	42,761	54,000

Earnings per unit - basic	$15.77	$15.77	$15.77	$29.31	$29.31	$29.31
Earnings per unit - diluted	$15.77	$15.77	$15.77	$29.31	$29.31	$29.31

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

In July, the Company made its $2,320 thousand quarterly interest payment to its Lender.

As previously reported with the filing of the 8-K report on July 20, 2022, on July 14, 2022, Scott J. Cohen resigned as Chief Financial Officer of the Company, to pursue other opportunities. Mr. Cohen’s resignation did not result from a disagreement with the Company or the board of directors with respect to accounting. As a result of his resignation, his employment with the Company terminated on July 28, 2022. In addition, on July 22, 2022, in connection with Mr. Cohen’ resignation, Mr. Cohen and the Company entered into a Settlement Agreement and Release (the “Separation Agreement”), pursuant to which Mr. Cohen shall be entitled to receive an equity grant of 50 thousand fully vested options pursuant to the Plan.

On July 25, 2022, Mr. Bernard Wang was appointed as the Company’s new Chief Financial Officer, with a start date of August 8, 2022. Mr. Wang is a senior finance and accounting professional with over twenty-five years of experience, including the relevant industry experience, and track record of helping companies strengthen their internal controls, accounting policies and procedures, and performing tasks related to ERP systems conversion, technical accounting and public filings. Mr. Wang has held various senior financial officer roles in both publicly listed companies, private-equity backed technologies and healthcare businesses, assisting with the navigation through transitions between the different phases of business.

On August 9, 2022, OTC Markets Group (the “OTC”) gave notice to the Company that its bid price has closed below $5 for more than 30 consecutive calendar days and the Company no longer meets the Standards for Continued Qualification for the OTCQX U.S. tier as per the OTCQX Rules for U.S. Companies section 2.3(b), which require the Company to a) have at least $20 million in Public Float; b) have a minimum bid price of $5.00 per share as of the close of business on each of the 30 consecutive calendar days immediately preceding the Company's application for OTCQX; and c) be an SEC Reporting Company. The OTC further advised that the Company has one hundred and eighty (180) calendar days to cure the bid price, until February 6, 2023, and if at that time the Company's bid price is not stayed at or above the $5 minimum for ten consecutive trading days, then the security will be moved from OTCQX to the OTC Pink market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GREENROSE FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of our Quarterly Report.

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

Financial information and unit or share figures, except per-unit or per-share amounts, presented in this MD&A are presented in thousands of US dollars (“$”), unless otherwise indicated. We round amounts in this MD&A to the thousands and calculate all percentages, per-unit, and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, cross foot, or recalculate based on reported numbers due to rounding. Unless otherwise indicated, all references to years are to our three months ended, which ends on June 30.

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

Operational and Regulation Overview

We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis is illegal under United States federal law. Substantially all of our revenue is derived from United States cannabis operations. For information about risks related to United States cannabis operation, See Risk Factors disclosure in our annual Report on Form 10-K filed August 22, 2022.

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

Rising Inflation and Interest Rate

Recently, inflation has trended significantly higher than in prior periods, which may be negatively impacting our business. Ongoing labor shortages and surge of gas price, driven in part by the COVID-19 pandemic, geopolitical issues and the war in Ukraine, continue to have adverse macroeconomics impact and may result in our cost overruns. Financial markets have also been volatile, reflecting heightened geopolitical risks and material tightening of financial conditions since the U.S. Federal Reserve began increasing interest rates in spring of 2022 and continued uncertainty regarding monetary policy. Driven in part by overall macroeconomics conditions, capital availability has significantly declined for regulated cannabis operators.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(in thousands)	2022	2021	2022	2021
Net Income (Loss)	$(10,336)	$3,268	$(24,904)	$6,060
Provision for income taxes	753	299	1,234	550
Interest expense, net	6,910	44	13,529	77
Depreciation & amortization	4,671	206	9,197	408
EBITDA	1,998	3,817	(944)	7,095
Transaction related fees(a)	588	294	588	294
Change in Fair Value of Financial Instruments(b)	(694)	-	(1,164)	-
Fair Value Step-up of Inventory (c)	2,211	-	4,345	-
Infrequent events(d)	(1,046)	87	(235)	87
Management fees(e)	-	400	-	400
Stock compensation expense (f)	-	-	662	-
Adjusted EBITDA	$3,057	$4,598	$3,252	$7,876

(a)	For the three and six months ended June 30, 2022, transaction fees relate to the consulting legal and accounting fees related to the acquisitions of Theraplant and True Harvest and their corresponding contractual filing requirements of an S-1 to register shares. For the three and six months ended June 30, 2021, transaction fees relate to consulting, legal, and accounting fees in preparation for the Theraplant Business Combination.
(b)	Change in Fair Value of Financial Instruments represent the (gain)/loss related to private warrants and other derivative instruments. For the three and six months ended June 30, 2022, the Company recognized a gain of $694 thousand and $1,164 on its financial instruments which resulted primarily from fluctuations in the Company’s stock price.
(c)	Represents the impact to the cost of goods sold due to the fair value step up of inventory from purchase accounting.
(d)	For the three months ended June 30, 2022, infrequent events relates to $1,046 thousand gain on contingent consideration. For the six months ended June 30, 2022, infrequent events relates to the $1,046 thousand gain on contingent consideration, offset by the $811 thousand loss on note settlement. For the six months ended June 30, 2021, the $87 thousand is consisted of $29 thousand related to costs related to a fire in a grow room causing repair expenses that had not yet been recovered by insurance, as well as $58 thousand related to lobbyist fees related to Connecticut cannabis regulation proposals.
(e)	Represents management fees associated with management consulting services that were not required to be paid after the closing of the Theraplant Business Combination.
(f)	Represents share based compensation incurred for the six months ended June 30, 2022 as part of the Company’s equity incentive plan.

Results of Operations

For the three and six months ended June 30, 2022 and 2021

	For the Three Months Ended				For the Six Months Ended
	Successor	Predecessor	Change		Successor	Predecessor	Change
	June 30,	June 30,	Increase/(Decrease)		June 30,	June 30,	Increase/(Decrease)
(in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues, net of discounts	$9,191	$6,570	$2,621	40%	$17,380	$13,720	$3,660	27%
Cost of Goods Sold	6,297	2,127	4,170	196%	12,650	4,825	7,825	162%
Gross Margin	2,894	4,443	(1,549)	-35%	4,730	8,895	(4,165)	-47%
Selling and marketing	27	183	(156)	-85%	53	187	(134)	-72%
General and administrative	3,296	634	2,662	420%	8,272	1,995	6,277	315%
Depreciation and amortization	3,984	15	3,969	NM	7,945	26	7,919	NM
Other income (expense), net	(5,170)	(44)	(5,126)	NM	(12,130)	(77)	(12,053)	NM
Provision for income taxes	(753)	(299)	(454)	152%	(1,234)	(550)	(684)	124%
Net income (Loss)	$(10,336)	$3,268	$(13,604)	-416%	$(24,904)	$6,060	$(30,964)	-511%

NM – Not Meaningful

Comparison of the three and six months ended June 30, 2022 and June 30, 2021

The following discussion represents a comparison of our results of operations for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. In the opinion of management, the unaudited condensed financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

Revenue, net of discounts

For the three months ended June 30, 2022, the Company’s revenue, net of discounts increased $2,621 thousand or 40% compared to the prior year. The increase is primarily a result of the current period including Theraplant and True Harvest comparing to the prior year including only Theraplant revenue. True Harvest revenue, net of discounts, of $4,150 thousand for the three months ended June 30, 2022, contributed to our revenue growth, which was lower than expected due to productions issues at the facility as a result of construction for the expansion of the facility. Theraplant revenue $1,529 thousand lower as compared to the prior year. The decrease is a result of a reduction in the medicinal market in Connecticut along with increased competition. The decrease in revenue is also a result of new legislation for adult-use cannabis in Connecticut. With the law, “An Act Concerning Responsible and Equitable Regulation of Adult-Use Cannabis”, passed in June 2021, we believe that prospective consumers who previously obtained a medical card or considered obtaining a medical card decided to purchase cannabis outside of the medical market. This was the result of the decriminalization of cannabis as of July 1, 2021 in Connecticut, thus forgoing the cost of a doctor’s visit and a state license registration. Further, the availability of black-market products for the larger new adult (non-medical) market has increased due to illegal events and delivery services, negatively impacting revenues. The new law now allows for an adult use of the product in Connecticut.

For the six months ended June 30, 2022, the Company’s revenue, net of discounts increased $3,660 thousand or 27% compared to the prior year. The increase is primarily a result of the current period including Theraplant and True Harvest comparing to the prior year including only Theraplant revenue. True Harvest revenue, net of discounts, of $7,072 thousand for the six months ended June 30, 2022, contributed to our revenue growth, which was lower than expected due to productions issues at the facility as a result of construction for the expansion of the facility. Theraplant revenue was $3,412 thousand lower as compared to the prior year. The decrease is a result of a reduction in the medicinal market in Connecticut along with increased competition. The decrease in revenue is also a result of new legislation for adult-use cannabis in Connecticut. With the law, “An Act Concerning Responsible and Equitable Regulation of Adult-Use Cannabis”, passed in June 2021, we believe that prospective consumers who previously obtained a medical card or considered obtaining a medical card decided to purchase cannabis outside of the medical market. This was the result of the decriminalization of cannabis as of July 1, 2021 in Connecticut, thus forgoing the cost of a doctor’s visit and a state license registration. Further, the availability of black-market products for the larger new adult (non-medical) market has increased due to illegal events and delivery services, negatively impacting revenues. The new law now allows for an adult use of the product in Connecticut.

Cost of Goods Sold

Cost of goods sold, net for the three months ended June 30, 2022, increased $4,170 thousand or 196% compared to the prior year. The increase is due to purchase accounting considerations in the fair value step up of inventory. The sales of inventory held at fair value at Theraplant resulted in an increase in cost of goods sold of $1,212 thousand of additional cost due to purchase accounting. Additionally, True Harvest had cost of goods sold for the three months ended June 30, 2022 of $2,888, including the fair value step up of inventory. The Company also had various increases in cost of goods sold related to bringing additional capacity online, and the Company incurred additional costs related to initial planting and production processes in the new production facility. These start up costs are expected to decrease after Q2 2022.

Cost of goods sold, net for the six months ended June 30, 2022, increased $7,825 thousand or 162% compared to the prior year. The increase is due to purchase accounting considerations in the fair value step up of inventory. The sales of inventory held at fair value at Theraplant resulted in an increase in cost of goods sold of $1,951 thousand of additional cost due to purchase accounting. Theraplant cost of goods sold, excluding the sales of inventory held at fair value, decreased $1,055 thousand. This decrease is due to the decrease in revenue for the six months ended June 30, 2022 which decreased similarly. Additionally, True Harvest had cost of goods sold for the six months ended June 30, 2022 of $6,929, including the fair value step up of inventory. The Company also had various increases in cost of goods sold related to bringing additional capacity online, and the Company incurred additional costs related to initial planting and production processes in the new production facility. These start-up costs are expected to decrease after Q2 2022.

Gross Profit

Gross Profit for the three months ended June 30, 2022, decreased $1,549 thousand or 35% compared to the prior year. The decrease is due primarily to purchase accounting considerations in the fair value step up of inventory, causing an increase in cost of goods sold for Theraplant of $1,282 thousand. Further, Theraplant revenue decreased $1,529 thousand for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 offset by the gross profit of True Harvest included within the 2022 results of $1,263 thousand.

Gross Profit for the six months ended June 30, 2022, decreased $4,165 thousand or 47% compared to the prior year. The decrease is due to purchase accounting considerations in the fair value step up of inventory, causing an increase in cost of goods sold for Theraplant of $896 thousand. Additionally, the decrease is due to decreasing Theraplant revenue of $3,412 thousand compared to the prior period while True Harvest had gross profit of $150 thousand included within the gross profit for the six months ended June 30, 2022.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2022, decreased $156 thousand or 85% compared to the prior period. This decrease was primarily due to less purchases in marketing material.

Selling and marketing expenses for the six months ended June 30, 2022, decreased $134 thousand or 72% compared to the prior period. This decrease was primarily due to less purchases in marketing material.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022, increased $2,662 thousand or 420% compared to the prior year. This increase is a result of the current period including Theraplant, Greenrose, and True Harvest comparing to the prior period that was inclusive of only Theraplant expenses. This resulted in incremental general and administrative expenses of True Harvest had General and Administrative expenses of $563 thousand and Greenrose had expenses of $2,674 thousand and comparative general and administrative expenses remaining consistent year over year.

General and administrative expenses for the six months ended June 30, 2022, increased $6,277 thousand or 315% compared to the prior year. This increase is a result of the current period including Theraplant, Greenrose, and True Harvest comparing to the prior period that was inclusive of only Theraplant expense which resulted in an increase in general and administrative expenses of $7,171 thousand. Theraplant’s general and administrative expenses decreased approximately $894 thousand due primarily to a decrease in professional fees that include consulting and legal fees.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2022, increased $3,969 thousand compared to the prior year. This increase is due to the amortization of the intangible assets for the period beginning December 31, 2021. These intangible assets acquired in connection with the Theraplant Business Combination totaled $107,000 thousand and True Harvest Business Combination totaled $8,000 thousand. The amortization of the acquired intangible assets was $3,950 thousand for the three months ended June 30, 2022.

Depreciation and amortization for the six months ended June 30, 2022, increased $7,919 thousand compared to the prior year. This increase is due to the amortization of the intangible assets for the period beginning December 31, 2021. These intangible assets acquired in connection with the Theraplant Business Combination totaled $107,000 thousand and True Harvest Business Combination totaled $8,000 thousand. The amortization of the acquired intangible assets was $7,900 thousand for the six months ended June 30, 2022.

Other income (expense), net

Other income (expense), net, which consists of interest expenses, net, and changes in fair value of financial instruments, for the three months ended June 30, 2022, increased $5,126 thousand compared to the prior year. As part of our acquisitions, the successor company had total notes payable of $149,859 thousand as of June 30, 2022 compared to the predecessor company of $3,331 thousand of total notes payable resulting in an increase in interest expense of $6,866 thousand, offset by the change in fair value of the Company’s financial instruments totaling $694 thousand. Additionally, the Company incurred a gain on contingent consideration of $1,045 thousand during the three months ended June 30, 2022.

Other income (expense), net, which consists of interest expenses, net, and changes in fair value of financial instruments, for the six months ended June 30, 2022, increased $12,053 thousand compared to the prior year. As part of our acquisitions, the successor company had total notes payable of $149,859 thousand as of June 30, 2022 compared to the predecessor company of $3,331 thousand of total notes payable resulting in an increase in interest expense of $13,452 thousand, offset by the change in fair value of the Company’s financial instruments totaling $1,164 thousand. Additionally, the Company incurred a gain on contingent consideration of $1,045 thousand during the six months ended June 30, 2022, offset by the loss on the settlement of promissory notes of $810 thousand during the six months ended June 30, 2022.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2022 was $753 thousand, an increase of $454 thousand or 152%. This is primarily due to Theraplant being an LLC in 2021, while Greenrose Holdings is a C-Corp. The statutory federal tax rate was 21% during both periods. During the three months ended June 30, 2022 and 2021, the Company had operations in two and one U.S. geographic market, respectively. The Company’s quarterly tax provision is calculated under the discrete method which treats the interim period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income due to the early stage of the business.

Provision for income taxes for the six months ended June 30, 2022 was $1,234 thousand, an increase of $684 thousand or 124%. This is primarily due to Theraplant being an LLC in 2021, while Greenrose Holdings is a C-Corp. The statutory federal tax rate was 21% during both periods. During the six months ended June 30, 2022 and 2021, the Company had operations in two and one U.S. geographic market, respectively. The Company’s quarterly tax provision is calculated under the discrete method which treats the interim period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income due to the early stage of the business.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand. Our primary requirements for liquidity are to fund our working capital needs, debt service, operating lease obligations, capital expenditures and general corporate needs. Theraplant is generating cash from sales and is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support its business growth and expansion. With our True Harvest Acquisition, on December 31, 2021, we expect to be further generating cash from sales over the next 12 months. As of June 30, 2022, we maintained a cash and cash equivalents balance of $981 thousand, and $1,743 thousand of restricted cash with a working capital deficit of $115,916 thousand. The working capital deficit is primarily due to the current portion of the notes payable of $119,806, due to the reclassification of all the debt to short term because of an event of default. Refer to Note 8 in the Notes to the Consolidated Financial Statements for further information on the event of default.

Based on our forecasted expenditures related to our debt service and following the completion of our True Harvest Acquisition on December 31, 2021, we determined that after taking into account our cash flow projections, we do not believe we will have sufficient cash on hand or available liquidity to meet our obligations through the twelve months from the date of issuance of the consolidated financial statements for the three and six months ended June 30, 2022. We have incurred significant expenses in relation to our acquisitions. We expect our cash flows to increase over time, but not in sufficient quantities in the short term to pay for expenses, without additional capital, or Connecticut recreation legalization. As a result, substantial doubt exists regarding the going concern assumption on our consolidated financial statements. Therefore, these conditions raise substantial doubt about our ability to continue as a going concern.

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

The following table presents Greenrose’s cash and outstanding debt as of the dates indicated. Due to an event of default, all debt has been classified as current within the consolidated balance sheet as of June 30, 2022 and December 31, 2021:

Cash Flows

The following table presents the summary cash flow information for the periods indicated:

	For the six months ended
	June 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(1,188)	$6,882
Net cash used in investing activities	$(1,287)	$(3,276)
Net cash used in financing activities	$(3,858)	$(2,110)
Net increase (decrease) in cash and cash equivalents	$(6,333)	$1,496

Cash Flow from Operating Activities

During the six months ended June 30, 2022, cash flows used in operating activities were $1,188 thousand. The cash flows used in operating activities resulted from net loss of $24,904 thousand, offset by depreciation and amortization of $9,197 thousand and operating assets and liabilities increase of $5,235 thousand. Our $24,904 thousand of net loss was primarily related decreased sales in Connecticut, production issues resulting in lower sales at True Harvest, and our significant interest expense of $13,529 thousand. The net cash used in operating activities was offset by an increase that was primarily driven by the timing of payments to suppliers and vendors, the timing and amount of debt payments, and the timing of other working capital payments, as well as an increase in inventory, accounts receivable and current tax payable, and a decrease in prepaid expenses and other assets related to prepaid insurance.

During the six months ended June 30, 2021, cash flows proved by operating activities were $6,882 thousand. The cash flows provided by operating activities resulted from net income of $6,060 thousand as well as an add back for depreciation and amortization of $408 thousand and an increase in operating assets and liabilities of $414.

Cash Flow from Investing Activities

Net cash used in investing activities was $1,287 thousand for fiscal 2022 period, a decrease of $1,989 thousand, compared to net cash used in investing activities of $3,276 thousand during fiscal 2021 (Predecessor). The decrease primarily relates the Company’s capital expenditures that decreased to $1,287 thousand for the fiscal 2022 period compared to $3,276 thousand during fiscal 2021 due to the expansion of the Theraplant facility.

Cash Flow from Financing Activities

Net cash used in financing activities was $3,858 thousand for fiscal 2022 period, an increase of $1,748 thousand, compared to net cash provided by financing activities of $2,110 thousand during fiscal 2021. The increase of cash used was primarily related to the principal repayments of notes payable of $3,858 thousand compared to the prior year of $34 thousand of principal repayments of notes payable, as well as prior year distributions to members of $3,856. This was offset by $1,780 thousand of proceeds from notes payable in the prior year.

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

Further, as part of the Non-Redemption Agreement, Greenrose and the Investor agreed that Greenrose shall issue and sell to the Investor, and the Investor shall purchase from Greenrose, for the sum of $500,000, an aggregate of 500,000 newly issued shares of Greenrose Common Stock (“Investor Shares”). When issued, these shares are to be subject to a lock-up and will be released based on a contractual calculation each month for six months. Any shares not released within that six-month period shall be forfeited. During the period ended December 31, 2021, the Company released 140,947 shares from lock-up, and as of June 30, 2022 the remaining 359,053 shares were released from lock-up (“Released Shares”).

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Additionally, the original terms of our engagement of Imperial included provision to pay Imperial a cash fee for assisting us in obtaining financing for the business combination in an amount equal to 5% of the face amount of any equity securities and 3% of the face amount of any debt sold or arranged as part of the business combination (exclusive of any applicable finders’ fees which might become payable). Our engagement of Imperial was amended as of April 13, 2022 to reflect new agreed compensation terms. Pursuant to the April 2022 amendment we have agreed to compensate Imperial (i) a retainer of shares of common stock of the Company equivalent to $250 thousand (as determined by the five consecutive trading day volume weighted average price of the Company’s common stock following execution of the April 2022 amendment; (ii) a quarterly fee payable in shares of the Company equivalent to $75 thousand per quarter (as determined by the five consecutive trading day volume weighted average price of the Company’s common stock as of first day of each quarter), such amount to increase to an equivalent of $150 thousand per quarter following the sixth consecutive month of the amended engagement, plus a fee payable on the closing of a business combination or business combinations as we and Imperial shall agree and consistent with industry custom and usage. All fees earned and paid to Imperial under the amended engagement shall be credited against the amount owed and payable under the $10,423 thousand non-interest-bearing note issued by the Company to Imperial in April 2022 in satisfaction of amounts otherwise payable under the terms of the 2019 engagement, as amended.

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

We manage and operates a facility located at 4301 W. Buckeye, Phoenix, AZ (the “Facility”) to cultivate and manufacture medical marijuana since the inception of True Harvest, expanding cultivation space within the Facility over time. The Facility is under a ten-year lease since 2017 with a ten-year renewal option.

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

Critical Accounting Policies and Estimates

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

We have adopted various accounting policies to prepare the Unaudited Condensed Consolidated Financial Statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2021 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

As of June 30, 2022 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reference made to the Agreement and Plan of Merger dated as of March 12, 2021 to the Agreement and Plan of Merger effective as of March 12, 2021 and its Amendments 1 and 2 (collectively, the “Merger Agreement”) by and between the Shareholder Representative Services LLC, as representative of the Selling Securityholders of Theraplant (as defined in the Merger Agreement) (“Shareholder Representative”) and the Company. As disclosed in the Company’s Form 8-K of July 5, 2022, the Company, on June 28, 2022, received a complaint filed by Shareholder Representative against the Company in the Connecticut Superior Court (the “Complaint”). In the Complaint, the Shareholder Representative generally alleges breach of contract, breach of the covenant of good faith and fair dealing, and conversion with respect to Merger Agreement between the Plaintiff, as representative of the Selling Securityholders of Theraplant (as defined in the Merger Agreement), and the Company.

On August 3, 2022, Shareholder Representative filed in the Connecticut Superior Court (i) an amended complaint against the Company (the “Amended Complaint”) and (ii) an application for prejudgment remedy seeking to attach property of the Company to secure a requested $6,000,000 judgment. The Amended Complaint, like the Complaint, generally alleges breach of contract, breach of the covenant of good faith and fair dealing, and conversion and included a new allegation that the Company made payments of up to an aggregate of $600,000 to families of certain Greenrose officers and such payments were either excessive or for services or work not performed. The Company intends to defend itself vigorously.

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At June 30, 2022 (Successor) and 2021 (Predecessor), other than described above, there were no further pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s significant shareholders, officers, or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

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

Our ability to comply with the covenants and restrictions contained in our Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these covenants could result in other events of default under our Credit Facility

Risk Related to LIBOR Transition.

A substantial portion of our indebtedness bears interest at variable interest rates based on USD LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

In July 2017, the Financial Conduct Authority (“FCA”), the authority that regulates the London Inter Bank Offered Rate, or LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. FCA also announced that certain of the commonly used USD LIBOR tenors will continue to be published until June 30, 2023; however, the Federal Reserve, Federal Deposit Insurance Corporation and the Office of the Comptroller of Currency in the U.S. as well as the FCA announced that all market participants should stop using LIBOR in new contracts after December 31, 2021, subject to limited exemptions for loans and derivative products. Accordingly, new contracts entered into after December 31, 2021, must utilize an alternative reference rate. Our credit agreement is indexed to USD LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. Furthermore, the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

Risk Related to Unpredictable Market Conditions and Other Macroeconomics Factors.

We operate in a rapidly changing and competitive industry and our projections will be subject to the risks and assumptions made by management with respect to our industry and business. Operating results are difficult to forecast because they generally depend on a number of factors outside of our control, including the competition we face and macroeconomics trends, and our ability to attract and retain customers, deliver new products and services and expand market share. Additionally, our business may be affected by reductions in product demands, loss of customers, lack of new products, competition, regulation and a number of factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. These factors make creating accurate forecasts and budgets challenging and, as a result, we may fall materially short of our forecasts and expectations, which could cause our stock price to decline and investors to lose confidence in us.

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

Event of default

There is substantial doubt about the Company’s ability to continue as a going concern. As a result of the Company not filing its annual financial statements within 90 days from year end as well as pursuant to the qualified opinion of the auditors with respect to the Company’s ability to continue as a going concern, the Company is in technical default of the Term Loan and Delayed Draw Term Loan. Additionally, the Company is in default of its financial covenants as of June 30, 2022 which require the Company to maintain certain adjusted EBTIDA, net leverage ratio and secured net leverage ratio covenants. The Company is not currently in compliance with any of those financial covenants. Further, the Company’s Convertible Promissory Note and other Promissory Notes have cross default provisions which results in default of those notes in the event of an uncured event of default on the Term Loan and Delayed Draw Term Loan. We are currently in active discussions with the lenders under our credit agreements (including certain of our related parties) for additional financing, a waiver of our compliance with covenants in and events of default under the credit agreements. Currently, all of the notes payable that are in default have been classified within current liabilities as of June 30, 2022 and December 31, 2021.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Mr. William F. Harley III is serving as Principal Executive Officer and Principal Financial and Accounting Officer for purposes of this filing.
*	Mr. William F. Harley III is serving as Principal Executive Officer and Principal Financial and Accounting Officer for purposes of this filing.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of August 22, 2022.

THE GREENROSE HOLDINGS COMPANY INC.

By:	/s/ William F. Harley III
Name:	William F. Harley III
Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William F. Harley III	Chief Executive Officer and Director	August 22, 2022
William F. Harley III	(Principal Executive Officer)