Form 10-Q
period 2022-09-30
Greenrose Holding Co Inc.
filed 2022-11-15
CIK 1790665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 07, 2022, there were 17,683,344 shares of common stock, par value $0.0001 per share issued and outstanding.

THE GREENROSE HOLDING COMPANY INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

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

The Greenrose Holding Company Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

(in thousands, except share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$962	$7,240
Restricted Cash	4	1,817
Marketable Security	-	1,694
Accounts Receivable, net	1,954	1,197
Inventories	11,878	12,513
Prepaid expenses and other current assets	627	3,031
Total current assets	15,425	27,492
Intangible assets, net	101,834	113,684
Property and equipment, net	24,671	25,209
Goodwill	32,637	71,658
Other assets	1,199	1,050
Total assets	$175,766	$239,093
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,493	$18,916
Current Tax Payable	2,149	38
Current Portion of Note Payable	132,317	106,015
Convertible Promissory Note - Related Parties	-	2,000
Promissory Notes - Related Parties	-	641
Due to Related Parties	846	846
Due to Prior Members	258	1,130
Other Current Liabilities	-	1,340
Total current liabilities	151,063	130,926
Contingent Consideration	56	20,880
Note Payable, Net of Current Portion	9,573	-
Private Warrants Liabilities	541	436
Warrant Liabilities	-	16,601
Derivative Liability	-	1,167
Total liabilities	161,233	170,010
Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; 150,000,000 shares authorized; 17,683,344 and 16,061,190 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	2	2
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Additional paid-in capital	77,248	70,859
Accumulated deficit	(62,717)	(1,778)
Total Stockholders’ Equity	14,533	69,083
Total liabilities and Stockholders’ Equity	$175,766	$239,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Greenrose Holding Company Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue	$7,849	$6,236	$25,229	$19,956
Cost of Goods Sold	5,246	2,187	17,896	7,012
Gross Profit	2,603	4,049	7,333	12,944
Expenses from Operations
Selling and Marketing	25	12	78	199
General, and Administrative	4,609	850	12,881	2,845
Depreciation and Amortization	3,968	15	11,913	41
Asset impairment	33,154	-	33,154	-
Total Expenses from Operations	41,756	877	58,026	3,085
Income (Loss) From Operation	(39,153)	3,172	(50,693)	9,859
Other income (expense):
Other income (expense), net	(1,008)	-	(773)	-
Interest Expense, net	(10,113)	(58)	(23,642)	(135)
Gain on Settlement of Financial Instruments	1,683	-	1,683	-
Change in Fair Value in Financial Instruments	13,504	-	14,668	-
Total other income (expense), net	4,066	(58)	(8,064)	(135)

Income (Loss) Before Provision for Income Taxes	(35,087)	3,114	(58,757)	9,724

Provision for Income Taxes	(948)	(262)	(2,182)	(812)
Net Income (Loss)	$(36,035)	$2,852	$(60,939)	$8,912

Successor earnings per share
Earnings per common share
Basic and diluted	$(2.18)		$(3.64)

Weighted average shares outstanding
Basic and diluted	16,536,985		16,747,807

Predecessor earnings per share
Net Income per share – basic and diluted – attributable to:
Angel Founder Units		$13.79		$43.10
Series A Units		$13.80		$43.11
Series R Units		$13.80		$43.11

Weighted average shares – basic and diluted – attributable to:
Angel Founder Units		110,000		110,000
Series A Units		42,761		42,761
Series R Units		54,000		54,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Greenrose Holding Company Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity/Members’ Equity (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Successor
(in thousands except share amounts)	Common Stock	Amount	Additional Paid In Capital	Accumulated (Deficit)	Total Stockholder’s Equity
Balance at December 31, 2021	16,061,190	$2	$70,859	$(1,778)	$69,083
Issuance of stock options	-	-	225	-	225
Settlement of Investor Shares released from lockup	-	-	1,390	-	1,390
Issuance of shares in settlement of promissory note	685,289	-	2,864	-	2,864
Issuance of shares to board members	73,700	-	387	-	387
Issuance of shares to Investor	753,165	-	1,000	-	1,000
Issuance of shares to vender	11,905	-	50	-	50
Net Loss	-	-	-	(14,568)	(14,568)
Balance at March 31, 2022	17,585,249	$2	$76,775	$(16,346)	$60,431
Shares issued for repayment of Imperial Note	64,312	-	250	-	250
Net Loss	-	-	-	(10,336)	(10,336)
Balance at June 30, 2022	17,649,561	$2	$77,025	$(26,682)	$50,345
Shares issued for repayment of Imperial Note	33,783	-	75	-	75
Issuance of stock options			148		148
Net Loss				(36,035)	(36,035)
Balance at September 30, 2022	17,683,344	$2	$77,248	$(62,717)	$14,533

Predecessor
(in thousands)	Total Members’ Equity
Balance, December 31, 2020	$12,245
Distributions to Members	-
Net Income	2,792
Balance at March 31, 2021	$15,037
Distributions to Members	(4,000)
Net Income	3,268
Balance at June 30, 2021	$14,305
Distributions to Members	(3,000)
Net Income	2,852
Balance at September 30, 2021	$14,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Greenrose Holding Company Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2022 and 2021

(in thousands)

	Successor	Predecessor
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(60,939)	$8,912
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,858	617
Change in fair value in financial instruments	1,346	-
Gain/loss on settlement of financial instruments	(1,683)	-
Asset impairment	33,154	-
Gain on contingent consideration	(15,204)	-
Share based compensation	810	-
Amortization of debt discount & issuance fees	4,764	-
Interest Expense – PIK	6,933	-

Change in operating assets and liabilities:
Accounts receivable	(757)	40
Prepaid expenses and other assets	2,280	(7)
Inventories	635	56
Accounts payable and accrued liabilities	6,906	229
Deferred tax liabilities	2,111	1
Net Cash Provided by (Used in) Operating Activities	(5,786)	9,848

Cash flows from investing activities:
Purchases of property and equipment	(1,470)	(4,799)
Proceeds from sale of investment	385	-
Net cash used in investing activities	(1,085)	(4,799)

Cash flows from financing activities:
Proceeds from notes payable	-	3,650
Principal repayments of notes payable	(1,220)	(51)
Distributions to members	-	(7,170)
Net Cash Used in Financing Activities	(1,220)	(3,571)

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,091)	1,478
Cash, cash equivalents and restricted cash, beginning of period	9,057	2,263
Cash, cash equivalents and restricted cash, end of period	$966	$3,741

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	962	3,741
Restricted cash	4	-
Total cash, cash equivalents and restricted cash, end of period	$966	3,741

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$5,190	$135
Cash paid for income taxes	$70	$-

Supplemental disclosure of non-cash investing and financing activities
Investor shares released from lockup	$1,390	$-
Investor share settled liabilities	$1,325	$-
Settlement of Sponsor Notes	$2,640	$-
Reclass of accrued liability to note payable	$10,423	$-
Goodwill measurement period adjustment	$5,867	$-
Warrant cash exercise conversion to debt	$15,300	$-
Capital expenditures payable	$241	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Greenrose Holding Company Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

The Company was originally incorporated in Delaware on August 26, 2019 under the name Greenrose Acquisition Corp., as a special purpose acquisition company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities as completed on the Closing Date.

On November 24, 2021, the Company changed the name to The Greenrose Holding Company Inc. (“Greenrose”, the “Company”, or “Successor”) and on November 26, 2021 (the “Closing Date”), the Company consummated its business combination (the “Theraplant Merger” or “Theraplant Business Combination”) with Theraplant, LLC, a Connecticut limited liability company (“Theraplant” or “Predecessor”), a private operating company. The Theraplant Business Combination was consummated pursuant to the Agreement and Plan of Merger dated March 12, 2021 (as amended pursuant to that certain Amendment No. 1, dated as of August 10, 2021, to the Agreement and Plan of Merger (“Amendment No. 1”), and that certain Amendment No. 2, dated as of November 26, 2021, to the Agreement and Plan of Merger (“Amendment No. 2”), collectively, the “Theraplant Merger Agreement”), pursuant to which GNRS CT Merger Sub, a Connecticut limited liability company and a wholly-owned subsidiary of Greenrose (“TPT Merger Sub”) was merged with and into Theraplant, with Theraplant surviving the Merger as a wholly owned subsidiary of Greenrose. The financial results described herein for the dates and periods prior to the Theraplant Business Combination relate to the operations of the Predecessor prior to the consummation of the Theraplant Business Combination. The Consolidated Financial Statements after the Closing Date include the accounts of the Company and its wholly owned subsidiaries including Theraplant.

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

Following the transactions stated above, the Company has authorized 150,000,000 shares of common stock with a par value of $0.001 per share, and 1,000,000 shares of Preferred stock with a par value of $0.0001 per share. See Note 13 for additional details.

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

Liquidity and Going Concern

The Company’s primary sources of liquidity are cash from operations, cash and cash equivalents on hand and private financing. The Company’s primary requirements for liquidity are to fund its working capital needs, debt service, operating lease obligations, capital expenditures and general corporate needs. Theraplant and True Harvest are generating cash from sales. Theraplant is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support its business growth and expansion.

As of September 30, 2022, we maintained a cash and cash equivalents balance of $962 thousand and $4 thousand of restricted cash, with $135,638 thousand working capital deficit, and we did not have adequate working capital resources to satisfy our current liabilities. As a result, after taking into account the Company’s cash flow projections, we do not believe the Company will have sufficient cash on hand or available liquidity to meet its obligations in the upcoming reporting periods, and we have substantial doubt regarding our ability to continue as a going concern.

We will need substantial additional capital to fund our operations in future reporting periods. The Company expects cash flows to increase over time, but not sufficiently in the short term to be able to pay for expenses, without raising additional capital. If we are unable to generate additional revenue and obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

As of September 30, 2022, as a result of the substantial doubt about our ability to generate sufficient working capital to satisfy our liabilities and continue as a going concern, the Company has violated the terms of the agreement between the Company, DXR Finance LLC, as Agent, and lenders DXR-GL Holdings I, LLC, DXR-GL Holdings II, LLC, and DXR-GL Holdings III, LLC (collectively, the “Lenders”) to the Credit Agreement dated November 26, 2021 (the “Credit Agreement”) and the Loan Documents under the Credit Agreement. Pursuant to the terms of the Credit Agreement, the Company is required to comply with quantitative ratios including adjusted EBITDA, net leverage ratio and secured net leverage ratios. As of September 30, 2022, the Company has not been in compliance with the financial covenants of the Credit Agreement with respect to the Term Loan (as defined in the Credit Agreement). For these reasons, on October 2, 2022, the Agent for the Lenders under the Credit Agreement gave the Company a Notice of Default and on October 10, 2022 a notice of additional default (collectively, the “Notice of Default”) without invoking acceleration of indebtedness. Upon receipt of the Notice of Default and the occurrence of the corresponding cross defaults, we are required to classify our long-term obligations as current liabilities. Upon the occurrence of such an event of default, if not timely cured, all amounts outstanding under our Credit Agreement could be declared immediately due and payable, which is how our financial statements are presented. If indebtedness under our Credit Agreement is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The Company has not cured any defaults under the Credit Agreement. But the Company is actively working with the Agent and the Lenders to address the defaults; however, no assurances can be given as to the success of these actions. As reflected in more detail in Note 8, all debt with covenant violations and cross default clauses have been classified as current given the event of default. The only debt not considered current is the Imperial debt not due within the next twelve months which does not have a cross default clause.

In addition to the obligations under the Credit Agreement, the Company has certain debt obligations to sellers, our lender, and vendors which will require cash to meet their requirements. The Company’s ability to continue meeting these contractual obligations will be reliant upon its ability to secure significant additional capital funding or revise the contracts.

On November 10, 2022, the Company entered into Amendment No. 2 to the Credit Agreement with the Credit Agreement Consenting Lenders and DXR Finance, LLC, as Agent pursuant to which the Credit Agreement Consenting Lenders agreed to fund an additional $10,000 thousand of loans to, among other things, allow the Company to continue to operate in the ordinary course and make the necessary payments to the Connecticut state regulator for conversion of Theraplant’s license to adult-use recreational, with $5,000 thousand to be borrowed immediately on the effective date of the Amendment No. 2 to the Credit Agreement and $5,000 thousand to be borrowed in one or more draws thereafter on or before December 31, 2022. The foregoing description of Amendment No. 2 to the Credit Agreement is not complete and is qualified in its entirety by reference to the complete text of the Amendment No. 2 to the Credit Agreement, a copy of which is filed on November 14, 2022 as Exhibit 10.2 to the Current Report on Form 8-K and is incorporated herein by reference.

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

As a result of the Theraplant Business Combination, the Company is the acquirer for accounting purposes and Theraplant is the acquiree and accounting predecessor. Theraplant was determined to be the accounting predecessor as the activity and operations of Theraplant will constitute substantially all the activity of the consolidated company in the period following the Theraplant Business Combination. The Company’s financial statement presentation distinguishes the Company’s financial performance into two distinct periods, the period up to the Closing Date (labelled “Predecessor”) and the period after that date (labelled “Successor”).

The Theraplant Business Combination was accounted for using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 2 for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Company’s acquisition of Theraplant.

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

Correction of Immaterial Errors

During the closing process of third quarter ended September 30, 2022, the Company identified an error in the accounting treatment of the deferred cash payment to Theraplant and the True Harvest convertible promissory note, which should have been accounted for in a similar manner. The error was a discrepancy in the accounting treatment of the Convertible Promissory Note (“Deferred Cash Payment”) dated November 26, 2021, in the original amount of $10,000 thousand to Theraplant (see Note 8) and the True Harvest Convertible Promissory Note (“Convertible Promissory Note”) dated December 31, 2021, in the original amount of $23,000 thousand (see Note 8). Both the Deferred Cash Payment and the Convertible Promissory Note were treated as consideration and appropriately measured at FV as part of liabilities assumed in connection with the respective business combinations of Theraplant and True Harvest. The Company has historically been recording fair value gains and losses on the Deferred Cash Payment and Convertible Promissory Note, however, the guidance would indicate that any initial fair value discount should be recorded using the imputed interest method and not marked-to-market on each reporting period. As a result of further investigation, the incorrect accounting of interest and fair value gains and losses resulted in an error to net income of approximately $1,377 thousand and $2,681 thousand in Q1 and Q2 YTD FY22, respectively. The Company evaluated the revision in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections and evaluated the materiality of the revision on prior periods’ financial statements in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Quantifying Financial Statement Errors. The Company concluded that the revision was not material to any prior period and therefore, amendments to previously filed reports are not required. In accordance with ASC 250, the Company has corrected the error in the period presented. The Company recorded an out-of-period adjustment in the three and nine months ended September 30, 2022, which both increased Current Portion of Note Payable and decreased Change in Fair Value in Financial Instruments by $1,852 thousand, and increased Interest Expense, net by $829 thousand. This resulted in an increase in Net Loss of $2,681 thousand.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At September 30, 2022 and December 31, 2021 the Company had balances of cash totaling approximately $962 thousand and $7,240 thousand, respectively. As of September 30, 2022 and December 31, 2021, we did not hold any cash equivalents.

Restricted Cash

The Company is required to maintain cash collateral for two months of payments of the deferred cash payment incurred in connection with the Theraplant Business Combination discussed in Note 2. Accordingly, this balance contains restrictions as to the availability and usage and is classified as restricted cash in the consolidated balance sheet. As discussed under Liquidity and Going Concern, as of September 30, 2022, the Company did not have adequate working capital resources to satisfy our current liabilities. As a result, the Company has not been able to comply with the aforementioned covenant of maintaining cash collateral for two months of payments of the deferred cash payment, nor the Company has been able to meet its monthly payment obligations for the deferred cash payment (see Item 1. Legal Proceedings for further discussion of litigation filed against the Company alleging Company’s breach of contract under the Merger Agreement).

Marketable Securities

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

Accounts Receivable and Allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances for doubtful accounts reflect the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including the Company’s risk assessment regarding the creditworthiness of its customers, historical collection experience and length of time the receivables are past due. Though infrequent, if ever, account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. No allowance for doubtful accounts was required as of September 30, 2022 or December 31, 2021.

Prepaid and Other Current Assets

Prepaid and other current assets consist of prepaid insurance premiums, other receivables, and packaging supplies. The Company pays for packaging and other similar products used to finish inventory well in advance of receipt of the goods.

Inventories

The Company’s inventories include the direct costs of seeds, labor, and growing materials, indirect costs such as utilities, labor, depreciation and overhead costs, and subsequent costs to prepare the products for ultimate sale, which include direct costs such as materials and direct labor, and indirect costs such as utilities and indirect labor. All direct and indirect costs related to inventory are capitalized when they are incurred, and they are subsequently classified to Cost of goods sold in the Condensed Consolidated Statements of Operations. Inventories purchased from third parties, which include work in process, finished goods, and packaging and supplies, are valued at the lower of cost and net realizable value. Costs incurred during the growth and production process are capitalized as incurred to the extent that the cost is less than net realizable value. Cost is determined using the weighted average costing method. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs to sell. The Company reviews inventories for obsolete, redundant, and slow-moving goods and any such inventories identified are written down to net realizable value. As of September 30, 2022 and December 31, 2021 no reserve for inventories was required.

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

Land Improvements	5 Years
Buildings and Improvements	10 - 39 Years
Furniture and Fixtures	1 - 7 Years
Computer Equipment and Software	2 - 3 Years
Vehicles	3 - 8 Years
Production and Processing Equipment	1 - 7 Years
Controls	3 - 14 Years
Leasehold Improvements	Shorter of 10 Years or Lease term

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

Deferred tax assets and liabilities are measured using the enacted taxes rates. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period that enactment occurs. As discussed further in Note 11, the Company is subject to the limitations of Internal Revenue Code of 1986, as amended (“IRC”) Section 280E. Prior to the Theraplant Business Combination, the Predecessor’s members had elected to have the Predecessor treated as a partnership for income tax purposes. As such, the items of income, loss, deduction, and credit are passed through to, and taken into account by, the Predecessor’s members in computing their own taxable income.

The Predecessor is subject to the limits of IRC Section 280E under which it is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The deferred tax amounts contained within Condensed Consolidated Balance Sheets arise from timing differences between federal and state depreciation regulations. There are no deferred tax liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

Revenue Recognition

For the periods ended September 30, 2022 and the periods ended September 30, 2021, the Company has adopted Financial Accounting Standards Board (“FASB”) Audit Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and all the related amendments, which are also codified into Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”.

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

Under Topic 606, revenue from the sale of cannabis products is a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs upon delivery and acceptance by the customer. Amounts disclosed as revenue are net of allowances, discounts, and rebates. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s policy. Sales discounts were not material during the three and nine month periods ended September 30, 2022 and the three and nine month periods ended September 30, 2021.

A significant customer is defined to be those that individually comprise 10% or more of the Company’s revenues or accounts receivable. The following table reflects the revenues and accounts receivable for customers determined to be significant for the three months and nine months ended September 30, 2022 and September 30, 2021 and as of September 30, 2022 and December 31, 2021, respectively.

	Accounts Receivable		Revenue For the		Revenue For the
	As of		Nine Months Ended		Three Months Ended
	September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Customer A	15%	25%	16%	27%	17%	26%
Customer B	19%	20%	15%	17%	16%	18%
Customer C	*	16%	*	*	*	*
Customer D	*	*	*	15%	*	15%
Customer F	13%	17%	12%	14%	10%	15%

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

Management reviews long-lived assets for impairment whenever changes in events or circumstances indicate the assets may be impaired, but no less frequently than annually. Pursuant to ASC 360, an impairment loss is to be recorded when the net book value of an asset exceeds the undiscounted cash flows expected to be generated from the use of the asset. If an asset is determined to be impaired, the asset is written down to its realizable value, and the loss is recognized in the consolidated statement of operations in the period when the determination is made. No impairment charges for long-lived assets have been recorded for the three and nine months ended September 30, 2022 and 2021.

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

Advertising

Advertising amounts are expensed as incurred. Advertising expenses for the three and nine months ended September 30, 2022 totaled $25 thousand $78 thousand, respectively. Advertising expenses for the three and nine month period ended September 30, 2021, totaled $12 thousand and $199 thousand, respectively.

Earnings Per Share

Basic and diluted earnings per share (“EPS”) are calculated in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic EPS is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated, if applicable, by adjusting net income (loss) attributable to the Company and the weighted average number of common shares, taking into effect all potential diluted common shares. Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to the risk of forfeiture if the vesting conditions for such shares are not met, and are included in the number of shares outstanding disclosed on the cover page of this Quarterly Report on Form 10-Q. Weighted-average common shares outstanding excludes time-based and performance-based unvested shares of restricted Class A common stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture.

Segment Reporting

Operating segments are identified as components of an enterprise where separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company operates in a single segment which is its only reportable segment: the production and sale of cannabis products. The Company has determined that its Chief Operating Decision Maker (“CODM”) is its Interim Chief Executive Officer, and the CODM makes decisions based on the Company as a whole. In determining the Company’s segment, Management considered differences in products, geographic regions for which it operates in, and the differing regulatory environments.

Goodwill and Indefinite Life Intangible Assets

Goodwill, represents the excess of purchase price over the fair value of net assets acquired, is carried at cost in a transaction accounted for as a business combination in accordance with ASC 805. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of November 1st of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. During the third quarter ended September 30, 2022, the Company performed a qualitative assessment of its reporting units to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. As part of that evaluation, the Company considered the sustained deterioration of its stock price, changes in key members of executive management and the results of its budget to actuals to determine a quantitative test must be performed. As a result of the quantitative goodwill impairment assessment performed, the Company recognized goodwill impairment charges of $7,435 thousand and $25,719 thousand to the Theraplant and True Harvest reporting units, respectively.  The total goodwill impairment charge for the three and nine months ended September 30, 2022 of $33,154 thousand is included within asset impairment in the Condensed Consolidated Statements of Operations.

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

Contingencies and Litigation

The Company may be subject to lawsuits, investigations, and other claims related to employment, commercial, and other matters that arise out of operations in the normal course of business. We accrue loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. We recognize legal costs as an expense in the period incurred.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 for smaller reporting companies, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2020-06 as of December 31, 2021. The adoption of the standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2016, the FASB issued ASC 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Companies will now use forward-looking information to better form their credit loss estimates. ASU 2016-13 also requires enhanced disclosures to help financial statement users better understand significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s portfolio. For emerging growth companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2022. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In November 2018 and April 2019, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, respectively. These amendments add clarity to certain areas within ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), Target Transition Relief, which provided transition relief for entities adopting ASU 2016-13 by allowing the election of the fair value option on certain financial instruments. The effective date and the transition methodology for the amendments in these updates are the same as in ASU 2016-13. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as purchased credit-deteriorated (“PCD”) assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. Management does not believe that this pronouncement, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Goodwill is recognized as the excess of consideration over the net assets acquired of Theraplant and represents the value derived by Theraplant’s market share and expected growth in the market. During the nine months ended September 30, 2022, the Company recorded a measurement period purchase accounting adjustment of $247 thousand related to certain fixed assets purchased by the sellers on behalf of the Company, with a related impact to goodwill. Further, the Company recorded an impairment to Goodwill of $7,435 thousand during the three months ended September 30, 2022 (see Note 5).

True Harvest, LLC

On December 31, 2021, the Company closed its previously announced acquisition of the assets of Arizona-based True Harvest, LLC. Under the terms of the acquisition, The Company paid total consideration of $68,671 thousand, including $12,500 thousand in cash, $20,892 thousand in the form of a convertible note, and $14,399 thousand in fair value of shares issued of the Company’s common stock. In addition, Contingent upon True Harvest achieving a certain price point per pound of cannabis flower relative to total flower production within 36 months of the closing of the transaction, the Company will pay additional consideration of up to $35,000 thousand in the form of an earnout, payable in shares of common stock of the Company. The fair value of such contingent consideration was $20,880 thousand and is included in consideration transferred. Up to 1,100,000 shares are contingently returnable to Greenrose if the Greenrose common stock price reaches $12.50 per share for 20 consecutive trading days, and the fair value of such contingently returnable shares has been determined to be $0 as of the date of the transaction.

This acquisition qualified as a business combination in accordance with ASC 805. In accordance with the ASC 805, acquisition method of accounting, the purchase price allocation of assets acquired, and liabilities assumed of True Harvest are presented based on their estimated fair values as of the Closing. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Accordingly, the Company recorded an allocation of the acquisition consideration to True Harvest’s identified tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. During the nine months ended September 30, 2022, the Company recorded a measurement period purchase accounting adjustment of $5,620 thousand related to the True Harvest acquisition, with a related impact to goodwill. Further, the Company recorded an impairment to Goodwill of $25,719 thousand during the three months ended September 30, 2022 (see Note 5).

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

3. Inventories

At September 30, 2022 and December 31, 2021 the Company’s inventories include the following:

	September 30,	December 31,
(in thousands)	2022	2021
Raw Materials	$1,484	$776
Work In Process	6,848	9,555
Finished Goods	3,546	2,182
Total Inventories	$11,878	$12,513

4. Property and Equipment

At September 30, 2022 and December 31, 2021, the Company’s property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Land	$700	$700
Land Improvements	370	370
Buildings and Improvements	12,442	12,229
Furniture and Fixtures	323	323
Computer Equipment and Software	51	32
Vehicles	109	68
Production and Processing Equipment	5,580	5,036
Leasehold Improvements	7,169	6,444
Construction in Progress	19	91
Total Property and Equipment, Gross	26,763	25,293
Less accumulated depreciation	(2,092)	(84)
Property and Equipment, Net	$24,671	$25,209

Depreciation expense for the period three and nine months ended September 30, 2022 totaled $711 thousand and $2,008 thousand, respectively, and $693 thousand and $1,945 thousand, was capitalized to inventory, respectively. Depreciation expense for the period three and nine months ended September 30, 2021 totaled $205 thousand and $607 thousand and, respectively, and $195 thousand and $576 thousand, was capitalized to inventory, respectively. In conjunction with the Theraplant Business Combination and True Harvest Acquisition, the basis of all property and equipment was recognized at fair value in purchase accounting and therefore, no assets were carried over with accumulated depreciation.

There were no fixed asset impairments for the three or nine months ended September 30, 2022 and September 30, 2021.

5. Goodwill and Intangible Assets, Net

During the nine months ended 2022, the Company recorded a total measurement period adjustment of $5,867 thousand to decrease the contingent consideration for the True Harvest Acquisition and to reflect property and equipment purchased by the sellers of Theraplant, with a corresponding decrease to goodwill. The adjustment is related to the reduction of the sales and production calculation for the contingent consideration due to facts and circumstances that existed as of the balance sheet date but were not known. Additionally, the Company recorded a total impairment loss of $33,154 thousand. A roll forward of goodwill is as follows:

(in thousands)	Successor
Balance as of December 31, 2021	$71,658
Measurement Period Adjustment	(5,867)
June 30, 2022	$65,791
Impairment Loss Adjustment	(33,154)
September 30, 2022	$32,637

No such adjustments were recorded as of December 31, 2021.

Intangible assets, net, consisted of the following:

	September 30, 2022			December 31, 2021
Intangible assets at September 30, 2022 (in thousands)	Amount	Accumulated Amortization	Net Carrying Value	Amount	Accumulated Amortization	Net Carrying Value
Trade Names	$6,000	$1,626	$4,374	$6,000	$126	$5,874
Customer Relationships	29,000	4,784	24,216	29,000	434	28,566
Licenses	80,000	6,756	73,244	80,000	756	79,244
	$115,000	$13,166	$101,834	$115,000	$1,316	$113,684

Indicators of impairment were identified for the intangible asset values as of September 30, 2022, as such the Company performed a recoverability analysis. Per the results of the recoverability analysis, the Company concluded the undiscounted cash flows exceeded the carrying value of the asset groups and, therefore, an impairment did not need to be recorded as of September 30, 2022.

Amortizable trade name intangible assets stayed consistent from December 31, 2021. The weighted average amortization period for the trade name, customer relationships and licenses were three years, five years and ten years, respectively. For the Successor period, the balance of the intangible assets was recorded at fair value as a result of the Theraplant Business Combination as described in Note 1 and Note 2.

Amortization expense is classified in depreciation and amortization on the consolidated statements of operations. Amortization expense of the trade name intangible assets amounted to $500 thousand, customer relationships amortization amounted to $1,450 thousand and license amortization amounted to $2,000 thousand in the three months ended September 30, 2022. Amortization expense of the trade name intangible assets amounted to $1,500 thousand, customer relationships amortization amounted to $4,350 thousand and license amortization amounted to $6,000 thousand in the nine months ended September 30, 2022. Estimated future amortization expense is as follows:

Successor
(in thousands)	As of September 30, 2022
Remaining 2022	$3,950
2023	15,800
2024	15,674
2025	13,800
2026	13,366
Thereafter	39,244
Total	$101,834

6. Accounts Payable and Accrued Expenses

Accounts Payable and current accrued expenses and other consisted of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Accounts payable	$4,617	$1,530
Accrued payroll liabilities	312	198
Accrued expense	4,691	17,145
Deferred revenue	18	39
Accrued interest	5,855	4
Total accounts payable and accrued expenses	$15,493	$18,916

As of September 30, 2022, the accrued expenses primarily consists of $3,860 thousand relates to closing fees owed to the Lender of the Term Loan and Delayed Draw Term Loan as further discussed in Note 8, and other ordinary course business expenses.

7. Amount Due to Prior Members

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

On December 30, 2021, Leafline shareholders, including the Company, completed a sale to GreenThumb for a combination of cash and share consideration. GreenThumb is a publicly traded cannabis company and therefore, the Company has marked its investment to market based on the publicly traded stock price which resulted in $1,694 thousand of investment in GreenThumb as marketable securities on the Condensed Consolidated Balance Sheet as of December 31, 2021, respectively. In July 2022, the Company sold the 50% of the investment owned by Greenrose; therefore, the marketable securities was reduced to $0 on the Condensed Consolidated Balance Sheet as of September 30, 2022. As such, the remaining 50% of the GreenThumb investment is the residual balance in the Due to Prior members on the consolidated balance sheet as of September 30, 2022.

The Amount Due to Prior members was decreased by $341 thousand and $872 for the three and nine months ended September 30, 2022, respectively, compared to December 31, 2021 due to the sale of the investment. As of September 30, 2022, the Company had received cash of $523 thousand with deferred cash consideration of $29 thousand still outstanding and included in Other Current Assets. Further, the Company has not remitted the consideration payment owed to the former shareholders of Theraplant including both cash and share consideration which has been included in Amount Due to Prior Members on the consolidated balance sheet as of September 30, 2022.

8. Notes Payable

At September 30, 2022 and December 31, 2021, note payable consisted of the following:

	September 30,	December 31,
	2022	2021
Term Loan (“Initial Term Loan”) dated November 26, 2021, in the original amount of $88,000 thousand, which matures November 26, 2024. Principal payments will be required upon the first sale of recreational cannabis in the state of Connecticut. Cash interest payments will be 7.5% for the first 12 months and will be 11% for the remainder of the loan. Additionally, the Company will pay PIK interest for the first 12 months at 8.5% and the remainder of the PIK will be paid at 5%.	$88,000	$88,000

Convertible Promissory note dated December 31, 2021, in the original amount of $23,000 thousand, which matures December 15, 2024. Interest (8% per annum) payments are due monthly through December 2024. A final balloon payment of all unpaid principal accrued unpaid interest will be due on the maturity date. The holder can elect to convert the unpaid principal and interest into shares of the Company’s common stock at $10 per share.	23,000	23,000

Term Loan (“Delayed Draw Term Loan”) dated December 31, 2021, in the original amount of $17,000 thousand, which matures November 26, 2024. Principal payments will be required upon the first sale of recreational cannabis in the state of Connecticut. Cash interest payments will be 7.5% for the first 12 months and will be 11% for the remainder of the loan. Additionally, the Company will pay PIK interest for the first 12 months at 8.5% and the remainder of the loan PIK will be paid at 5%	17,000	17,000

Three promissory notes: dated December 30, 2021, in the aggregate original amount of $4,600 thousand, which mature December 30, 2023: Equal payments of principal and interest are due monthly through December 2023. The loans each incur interest at 12% of the outstanding principal balance.	4,238	4,600

Convertible Promissory (“Deferred Cash Payment”) note dated November 26, 2021, in the original amount of $10,000 thousand, which matures November 26, 2022. Equal principal and interest (9%) payments are due monthly through November 2022. The holder can elect to convert the unpaid principal and interest into shares of the Company’s common stock at $10 per share.	7,480	9,167

Non-interest bearing promissory note (“Imperial Note”) dated April 13, 2022, in the original amount of $10,422,750, which matures on October 15, 2023. Principal payments, payable in shares of Company stock, are due quarterly through maturity. Any remaining principal balance due at maturity.	10,098	-

Secured promissory note (“Secured Promissory Note”) dated October 12, 2022, in the original amount of $15,300 thousand, which matures October 12, 2024. Equal principal payments are due quarterly through maturity.	15,300	-
Total Notes Payable	165,116	141,767

Add: PIK Interest	7,664	731
Less: deferred finance costs	(5,718)	(6,788)
Less: discount on debt	(23,509)	(27,203)
Less: fair value adjustments (short term)	(1,663)	(2,492)
Less: current portion	(132,317)	(106,015)
Notes payable, net of current portion	$9,573	$-

Event of default

As discussed further in Note 1, there is substantial doubt about the Company’s ability to continue as a going concern. As a result of the Company not filing its annual financial statements within 90 days from year end as well as the qualified opinion of the auditors with respect to the Company’s ability to continue as a going concern, the Company is in technical default of the Credit Agreement. Further, the Company’s Convertible Promissory Note and other Promissory Notes have cross default language which results in default of those notes due in the event of an uncured event of default under the Credit Agreement; For the period ending on September 30, 2022, no event of default was declared nor was acceleration of indebtedness been triggered by our Lenders and Agent pursuant to the Credit Agreement. However, on October 2,2022, the Lenders and Agent declared an event of default and on October 10, 2022 an event of additional default without acceleration of indebtedness. As the result of the notice of default and the corresponding cross defaults, we are required to classify long-term obligations as current liabilities.

All of the notes payable, except for the Imperial Note, have been classified within current liabilities as of September 30, 2022 and December 31, 2021. On November 10, 2022, the Company, executed the Transaction Support Agreement, Amendment No. 2 to Credit Agreement and Forbearance Agreement with our Lenders and its Agents. See Note 17.

The principal payments reflected within this table are based on the contractual terms within the respective agreements. The future principal payments below assume that all debt will be paid based on the contractual repayment terms.

Nine Months Ending September 30**
Remaining 2022	$9,368
2023	20,098
2024*	135,650
2025	-
2026	-
Thereafter	-
$165,116

*	Quarterly principal payments on the Term Loans in the amount of $5,000 thousand are required at the earlier of the second full fiscal quarter following the date of the introduction and implementation of the Adult Use Cannabis market in the state of Connecticut or the ninth fiscal quarter following November 26, 2021. Since the implementation of Adult Use Cannabis in the state of Connecticut has not been completed, the Company has included all such payments assuming the ninth fiscal quarter following the Closing Date. The 2024 principal payments exclude approximately $20,835 thousand in PIK interest accrued over the life of the term loans.

**	The principal payments reflected within this table are based on the contractual terms within the respective agreements. Effective at the time of issuance of these financial statements, each of the debt instruments issued by the Company are in default which has triggered, each of these instruments to classified as current. The payments above do not assume that all debt will be paid in 2022 but based on the contractual repayment terms.

On November 26, 2021, the Company entered into a credit agreement (the “Credit Agreement”) with DXR Finance LLC (the “Agent”), and lenders DXR-GL Holdings I, LLC, DXR-GL Holdings II, LLC, and DXR-GL Holdings III, LLC DXR Finance, LLC (collectively, the “Lender”). The Lender provided an initial term loan (“Term Loan”) in the amount of $88,000 thousand. The funds from the Term Loan were used to fund the Theraplant Business Combination (see Note 2). Additionally, the Credit Agreement allows for a delayed draw term loan (the “Delay Draw Term Loan”) in amount equal to $17,000 thousand (together with the Term Loan, “Term Loans”). The funds of the Delayed Draw Term Loan were used in the True Harvest Acquisition (see Note 2). Quarterly principal payments of $5,000 thousand are required at the earlier of the second full fiscal quarter following the date of the introduction and implementation of the Adult Use Cannabis market in the state of Connecticut or the ninth fiscal quarter following November 26, 2021. The term loans bear interest at fixed 16% plus a minimum LIBOR rate of 1%. If the London interbank offered rate, or LIBOR, ceases to be published by the intercontinental exchange, or a statement is published by the Board of Governors of the Federal Reserve of the United State or the Federal Reserve Bank of New York to similar effect, then for the purpose of calculating the interest rate on outstanding borrowings, the new benchmark will be determined by combining the rate of the secured overnight financings for the Federal Reserve Bank of New York with certain applicable adjustments, as determined by DXR Finance, LLC, as agent for the loan. Of the 16% interest the Company will pay cash interest at 7.5% and payment-in-kind (PIK interest) at 8.5% for the first year. Subsequent to the first twelve months, the Company will pay cash interest at 11% and PIK interest at 5% of the outstanding balance. The PIK interest payments will be accrued into the outstanding balance of the loan.

In connection with the Credit Agreement, the Company issued warrants with each of the Term Loans. Contemporaneously with the Term Loan issued on November 26, 2021, the Company issued to the Lender 2,000,000 warrants (“Lender Warrants”) exercisable in the Company’s non-voting common stock. The warrants have an exercise price of $0.01 and expire 10 years from the date of issuance. The warrants have a cash election feature that allows the holder to elect cash settlement at the option of the holder.

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

On September 8, 2022, the Company received notices of exercise from the holder of the Company’s Lender Warrants. Under the terms of the Warrants, the holder elected to exercise the Warrants by making a cash election in return for a cash payment of the Company’s common shares based on the floor amount of $6.00 per share. The Company elected to pay the holder in form of a promissory note, as the Company determined that the cash payment would result in the Company’s liquidity being less than sufficient to enable the Company to pay its obligations in the ordinary course of business. On October 12, 2022, simultaneously with the execution of the Forbearance Agreement (as defined and discussed in further details under Note 17), the Company issued a secured promissory note (“Secured Promissory Note”) in the amount of $15,300 thousand to the Warrants holders. The Secured Promissory Note matures on October 12, 2024 and principal payments of $1,913 thousand are due quarterly. The Secured Promissory Note accrues interest daily on the basis of a 360 day year at the LIBOR rate plus 16% with a minimum LIBOR rate of 1%; provided that upon the occurrence and during the continuance of an Event of Default (as defined in the Forbearance Agreement), the outstanding principal amount of the Secured Promissory Note and any accrued and unpaid interest and all other overdue amounts shall each bear interest until paid at the stated rate plus 2% per annum.

In connection with the Theraplant Business Combination, the Company issued a $10,000 thousand deferred cash payment to the former shareholders of Theraplant convertible into shares of Greenrose common stock. The deferred cash payment bears interest at 9% and will mature on November 26, 2022 and has been fully included in the current portion of notes payable on the consolidated balance sheet. Equal principal and interest payments are due monthly through November 2022. The holder has the option to convert the outstanding principal into the Company’s common stock at a conversion price is $10.00 and the number of shares to be issued will be based on the conversion price and the outstanding principal at the time of conversion. The deferred cash payment was included in consideration for the Theraplant Business Combination and was recorded at its initial fair value.

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

Interest expense, net

The components of interest expense, net (which includes interest expense incurred) recognized in the consolidated statements of comprehensive income (loss) for the periods indicated below consist of the following:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2022	2021	2022	2021
Interest expense incurred in Initial Term Loan	$6,088	$-	$14,461	$-
Interest expense incurred on Delayed Draw Term Loan	708	-	1,442	-
Interest expense incurred on deferred cash payment	445	-	767	-
Interest expense on Assumed Debt	1,042	-	2,189	-
Misc. interest expense	1	58	19	135
Amortization of deferred financing costs	402	-	1,070	-
Amortization of original issue discount	1,427	-	3,694	-
Interest expense, net	$10,113	$58	$23,642	$135

Deferred Financing Costs and Original Issue Discount

The Company incurred and deferred approximately $6,788 thousand of deferred financing costs and approximately $27,203 thousand of original issue discount in connection with the issuance of the Term Loans in 2021 in connection with the Theraplant Business Combination and True Harvest Acquisition. Unamortized original issue discount and deferred financing costs are included in the carrying value of the Term Loans as of September 30, 2022. The amortization expense related to the deferred financing costs was $402 thousand and $1,070 thousand and the amortization of the original issue discount was $1,427 thousand and $3,694 thousand for the three and nine months ended September 30, 2022, respectively, which has been included within interest expense in the consolidated statement of operations. No deferred financing costs or original issue discount existed for the three and nine months ended September 30, 2021.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 30, 2022:

(in thousands)	Level I	Level II		Level III		Total
Liabilities:
True Harvest Earnout	-	-		56		56
Private Warrants Liability	-	541		-		541
Total liabilities	$-	$541	$541	56	$56	597

The Company has assessed that the fair value of cash and cash equivalents, trade receivables, related party receivables, trade payables, other current liabilities, and other debt approximates their carrying amounts largely due to the short-term maturities or recent commencement of these instruments.

The following table summarizes financial instruments carried at amortized cost with fair values that are different than their carrying amounts:

	September 30, 2022
Financial Assets (Liabilities) Not Measured at Fair Value	Carrying Amount	Fair Value
Term Loan (see Note 8) - Level 3	$(94,505)	$(88,132)
Delayed Draw Term Loan (See Note 8) - Level 3	$(18,111)	$(16,856)
Promissory notes (See Note 8) - Level 3	$(4,238)	$(2,844)
Imperial Note (See Note 8) - Level 3	$(10,098)	$(5,278)
Deferred Cash Payment (see Note 8) – Level 3	$(7,464)	$(7,343)
True Harvest Convertible Note (see Note 8) – Level 3	$(21,352)	$(17,810)

In connection with the True Harvest Acquisition, the Company issued contingent consideration with a value of up to $35,000 thousand (the “Earnout”). During the nine months ended September 30, 2022, the Company recorded a measurement period adjustment of $5,867 thousand to decrease the contingent consideration for the True Harvest acquisition, with a corresponding decrease to goodwill. The adjustment is related to the reduction of the sales and production calculation for the contingent consideration. The consideration is contingent on the future performance of the acquired business and its associated activities during the three-year period following the transaction. Specifically, the Earnout will be based on the average of the Weighted Average Annual Price Points in each of the three years (the 36 Month Price Point), where Weighted Average Annual Price Point is defined as (i) the total revenue of the Company, divided by (ii) the total weight in pounds of flower product produced. The Earnout will then be satisfied with shares of Greenrose common stock and will be due on the earlier of (i) January 15, 2025 or (ii) the date upon which the Seller provides Greenrose with written notice of its acceptance of the Earnout Statement and the Earnout amount calculated therein.

The fair value of the Earnout was estimated using a Monte Carlo simulation assuming Geometric Brownian Motion (GBM) in a risk-neutral framework and is based on the present value of the average of the simulated Earnout payments across 1,000,000 simulation paths. The primary assumptions used in the Monte Carlo simulation include the company’s forecast of revenue and production, the correlation between these two-underlying metrics, the discount rate, volatility, credit spread, and risk-free rate. Changes to the forecasts for the achievement of the milestones, and the estimates of the borrowing rate can significantly affect the estimated fair value of the contingent consideration. The significant unobservable inputs used in the analysis are detailed in the table below. During the nine months ended September 30, 2022, the Company recorded a measurement period adjustment of $5,620 thousand to decrease the contingent consideration for the True Harvest acquisition, with a corresponding decrease to goodwill. The Company also recorded a gain on consideration of $14,158 thousand and $15,204 thousand recognized in Other income (expense) in the Condensed Consolidated Statement of Operations to decrease the consideration during the three and nine months ended September 30, 2022, respectively. The adjustment is related to the reduction of the sales and production calculation for the contingent consideration. As of September 30, 2022, this contingency was measured as $56 thousand.

September 30,
2022
Volatility	21.64%
Discount Rate	16.10%
Term (in years)	2.25
Probability of Achievement	0 - 100%

On November 26, 2021, in connection with the term loan issued for the Theraplant Business combination, the Company issued certain rights to acquire up to 2,000,000 shares of the Company’s non-voting common stock. Further, on December 31, 2021, in connection with the Delayed Draw Term Loan issued for the True Harvest Acquisition, the Company issued certain rights to acquire up to 600,000 shares of the Company’s non-voting common stock. These warrants were issued to DXR Holdings, collectively, referred to as the “Lender Warrants”. The Lender Warrants have an exercise price of $0.01 per warrant (i.e., penny warrants) and the holder can exercise the right to purchase the common stock in part or in whole at any time or from time to time. The warrants are immediately exercisable from the date of the agreement and the holder of the warrants is allowed to transfer or assign the rights of the warrants to any person or party as long as the transfer would not violate U.S. federal or state securities law. On December 31, 2021, the Company amended the warrants to include a price floor to the cash election feature whereas the Holder can elect to net cash settle the warrants for an amount that is the greater of the fair market value of the Company’s share price or the price floor. The price floor starts at $6.00 per share and increases $1.00 in each subsequent year on the initial term loan anniversary date. Additionally, the expiration date of the warrants is now able to be extended by five successive one-year extensions if the sale of cannabis continues to be federally illegal at the expiration date (the fifth anniversary of the issuance date and subject to five 1-year extensions at the election of the holder).

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

September 30,
2022
Common Stock Price	$1.14
Risk-Free Rate	4.04%
Credit Spread	13%
Volatility	73.44%
Dividend Yield	0.00%

Refer to Note 12 for a summary of the changes in the fair value of the Company’s Level 3 financial instruments.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between the hierarchy levels during the three and nine months ended September 30, 2022 and September 30, 2021.

10. Commitments and Contingencies

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations at September 30, 2022 and September 30, 2021, medical cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.

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

Claims and Litigation

Futureworks, LLC. Reference made to the Agreement and Plan of Merger dated as of March 12, 2021 between the Company and Futureworks LLC, a Delaware limited liability company, which Futureworks terminated on January 6, 2021, as disclosed in the Company’s Report on Form 8-K dated January 12, 2022. In a letter dated April 13, 2022, counsel to Futureworks alleged breach of the Futureworks Agreement and Plan of Merger by the Company and threatened legal action if Futureworks’ purported claims are not settled. The Company believes Futureworks alleged claims lack merit. In the event Futureworks commences an action against the Company in connection with the terminated Futureworks Agreement and Plan of Merger, the Company believes it has meritorious defenses and will defend itself vigorously.

Theraplant, LLC. On June 1, 2022, the Company received a Legal Demand Letter from counsel to the Theraplant Selling Stockholders’ Representatives relating to, among other things, the Company’s failure to make certain payments under the Theraplant Merger Agreement, which was previously disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2021 and is incorporated by reference herein. The demand seeks payment of all amounts that were due.

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

On August 3, 2022, Shareholder Representative filed (i) an amended complaint against the Company (the “Amended Complaint”) and (ii) an application for prejudgment remedy seeking to attach property of the Company to secure a requested $6,000 thousand judgment. The Amended Complaint, like the Complaint, generally alleges breach of contract, breach of the covenant of good faith and fair dealing, and conversion and included a new allegation that the Company made payments of up to an aggregate of $600 thousand to families of certain Greenrose officers and such payments were either excessive or for services or work not performed. A hearing on the requested prejudgment remedy is scheduled for January 2023. The Company intends to defend itself vigorously.

Next Step Advisors, LLC, et al. On September 26, 2022, Next Step Advisors, LLC, M. Sipolt Marketing, Sabertooth Investments, LLC, and True Harvest, LLC (collectively, the “Arizona Plaintiffs”), all alleged unsecured creditors of the Company, filed an action in Arizona state court alleging breaches of contract and seeking the appointment of a receiver. On October 3, 2022, the Company removed this action to Arizona federal court. Motions by the Arizona Plaintiffs to remand the action to Arizona state court and dismiss the counterclaims asserted by the Company remain pending, and on November 10, 2022, the Arizona Plaintiffs filed a Motion to Dismiss counterclaims in Arizona federal court. The Arizona Plaintiffs’ Motion claims that Arizona federal court lacks jurisdiction over the dispute and that the matter must be litigated in Arizona state court, and also requested from the same court expedite consideration of this Motion. The Company’s response to the Arizona Plaintiff’s latest Motion filing is due by November 25, 2022. The Company believes it has meritorious counterclaims against the Arizona Plaintiffs as well as meritorious responses to the Arizona Plaintiff’s pending claims. The Company intends to defend itself vigorously.

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2022 (Successor) and 2021 (Predecessor), other than described above, there were no further pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s significant shareholders, officers, or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

Leases

The Company manages and operates a facility located at 4301 W. Buckeye, Phoenix, AZ (the “Facility”) to cultivate and manufacture medical marijuana since the inception of True Harvest, expanding cultivation space within the Facility over time. The Facility is under a ten-year lease since 2017 with a ten-year renewal option.

The Company leases the Facility from a third party since its inception in 2015. The Company entered into a new lease agreement for the Facility in 2017 with a lease term of 10 years and has an option to extend the lease term for a period of 10 years. Lease payments are annually escalated over the lease term and the Company recognizes lease expense on a straight-line basis. The Company recognized lease expense or for the three and nine months ended September 30, 2022 of $365 thousand and $1,080 thousand. $349 thousand and $1,048 thousand of the lease expense was included in inventory for the three and nine months ended September 30, 2022. There was no lease expense for the three and nine months ended September 30, 2021, as the lease was part of the True Harvest Acquisition which was completed on December 31, 2021.

The Company operates a corporate office at 111 Broadway, Amityville, NY. The office is the Company’s registered office and headquarters. The office is paid for on a month-to-month basis, with no restrictions upon exiting the property. As such, there are no commitments as part of the lease, and it is not included in the table below.

Future minimum payments, to third parties, by year and in the aggregate, consisted of the following as of September 30, 2022:

Remainder 2022	$319
2023	1,294
2024	1,332
2025	1,372
2026	1,414
2027	1,207
$6,938

11. Income Taxes

The Company is using the annual effective tax rate for the nine months ended September 30, 2022. The annual effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax. rate for the three and nine months ended September 30, 2022, the Company’s provision for income taxes were $948 thousand and $2,182 thousand, compared to $262 thousand and $812 thousand, for the three and nine months ended September 30, 2021, respectively. The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is subject to income tax examinations since inception by various tax authorities.

Income taxes for the three and nine month periods ending September 30, 2022 differs from the expected U.S. federal income tax rate of 21% of pre-tax earnings due to the impact of non-deductible expenses and non-taxable income related to the change in fair value of warrants. The actual effective rate for the nine months ended September 30, 2022 was (3.71%.). The effective tax rate for the nine months ended September 30, 2022 differs from the U.S. statutory tax rate primarily due to the impact of IRC Section 280E on Cannabis businesses. Under Section 280E of the Internal Revenue Code (IRC), no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on a business if the business consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of deferred tax assets and therefore established a full valuation allowance of $32 thousand as of September 30, 2022.

12. Financial Instruments

Private Warrant Liabilities

Prior to the Theraplant Business Combination, Greenrose sold 1,980,000 private warrants to Greenrose Associates, LLC (the “Sponsor”) and Imperial Capital, LLC (“Imperial”). Each private warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share.

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

The following table presents the changes in the fair value of private warrants:

(in thousands)	Private Warrants
Fair value as of December 31, 2021	$436
Value of private warrants issued	587
Change in fair value	(482)
Fair value as of June 30, 2022	$541

Warrant Liabilities

As discussed in Note 8, in connection with the Credit Agreement, on November 26, 2021, the Company entered into a warrant agreement (the “Warrant Agreement”) with the Lender to issue 2,000,000 fully paid and nonassessable shares of the Company’s non-voting common stock. The Lender Warrants are immediately exercisable and have an exercise price of $0.01 per warrant (i.e., penny warrants). The Lender can exercise the right to purchase the common stock in part or in whole at any time or from time to time. The Lender Warrants will expire and no longer exercisable on November 25, 2026. The Lender is allowed to transfer or assign the rights of the Lender Warrants to any person or party as long as the transfer would not violate U.S. federal or state securities law.

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

In connection with the funding of the Delayed Draw Term Loan, the Company issued another 550,000 warrants with identical terms as the initial 2,000,000 Lender Warrants as amended by the Warrant Amendment for total Lender Warrants of 2,550,000. The Lender warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within the warrant liabilities within the consolidated balance sheet. The Lender warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of in financial instruments within the consolidated statements of operations. The change in fair value of these Lender Warrants were estimated using the Monte Carlo simulation model.

On September 8, 2022, the Company received notices of exercise from the holder of the lender warrants. The holder elected to exercise the warrants by making a cash election of the floor amount of $6.00 per share. As the Company did not have sufficient capital to settle the warrants in cash, a two-year secured promissory note was executed on October 12, 2022.

(in thousands)	Lender Warrants
Fair value as of December 31, 2021	$16,601
Change in fair value	357
Conversion to Note Payable	(15,300)
Warrant Exercise - Receivable	25
Gain on Exercise	(1,683)
Fair value as of September 30, 2022	$-

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

Further, as part of the Non-Redemption Agreement, Greenrose and the Investor have agreed that Greenrose shall issue and sell to the Investor, and the Investor shall purchase from Greenrose, for the sum of $500, an aggregate of 500,000 newly issued shares of Greenrose Common Stock (“Investor Shares”). When issued, these shares are to be subject to a lock-up and will be released based on a contractual calculation each month for six months. Any shares not released within that six-month period shall be forfeited. During the period ended December 31, 2021, the Company released 141,000 shares from lock-up, and as of September 30, 2022 the remaining 359,053 shares were released from lock-up (“Released Shares”).

13. Stockholders’ Equity/Members’ Equity

Common Stock - The Company is authorized to issue up to 150,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. After consideration redemptions of common stock, there were 6,630,000 shares issued and outstanding on the date of the Theraplant Business Combination and 5,000,000 shares issued on November 26, 2021, to consummate the Theraplant Business Combination for a total of 11,630,000 shares of common stock issued and outstanding. The Company issued an additional 4,430,000 shares on December 31, 2021 in connection with the True Harvest acquisition and had total shares of common stock outstanding of 16,061,000 as of December 31, 2021.

On February 18, 2022, the Company granted 57,000 stock options, all of which are vested and have a 5-year term. The options have a strike price of $5.25. The Company also issued 74,000 fully vested shares of common stock as stock-based compensation at $5.25 a share.

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

On March 16, 2022, the Company issued an aggregate of 11,905 unregistered common shares to Acorn Management Partners, LLC (“Acorn”) in exchange for marketing services. This agreement requires an issuance of $50 thousand worth of stock and $10 thousand per month for a period of six months with the ability to extend for three month periods an additional $25 thousand of restricted stock and $10 thousand per month.

On June 7, 2022, the Company issued an aggregate of 64,312 unregistered common shares to Imperial as a retainer payment on the Imperial Note. The shares issued were worth $250 thousand as determined by the five consecutive trading day volumed weighted average price of the Company’s common stock as of the date of execution of the engagement letter with Imperial.

On July 7, 2022, the Company issued an additional 33,783 unregistered common shares to Imperial that were worth $75 thousand. The Company is required to issue $75 thousand worth of stock for each of the next two quarters, and $150 thousand worth of stock each subsequent quarter through maturity of the note in accordance with the agreement with Imperial.

On August 8, 2022, the Company granted 176,000 stock options, all of which are vested and have a 15-year term. The options have a strike price of $2.38.

On August 29, 2022, the Company granted 50,000 stock options, all of which are vested and have a 5-year term. The options have a strike price of $1.75.

Preferred Stock - The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. No shares of preferred stock are issued or outstanding.

Warrants - Pursuant to the initial public offering, the Company sold 17,250,000 Units, at a price of $10.00 per Unit. Each Unit consisted of one share of common stock and one warrant (“public warrant”). Each public warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The public warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The public Warrants will expire five years after the completion of a Business Combination.

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

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash to settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

The following is a list of the outstanding warrants as of September 30, 2022:

(in thousands) Instrument	Number of Warrants Outstanding	Classification
Public Warrants	17,250	Equity
Private Warrants	3,873	Liability
Lender Warrants	-	Liability
Total	21,123

Standby Equity Purchase Agreement

On October 20, 2021, Greenrose and the Investor, entered into a Standby Equity Purchase Agreement (the “Equity Purchase Agreement”), whereby the Investor agreed to purchase from the Company up to $100,000 thousand of the Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price per share of 96% multiplied by the lowest daily volume weighted average price of shares during regular trading hours as reported by Bloomberg L.P. of the Company’s common stock during the three (3) consecutive trading days commencing on the advance notice date. As a commitment fee, the Company incurred $1,000 thousand to establish the Equity Purchase Agreement and such fees remain unpaid as of year-end and have been included in accrued expenses. Additionally, the Company concluded these fees are direct and incremental fees to a future offering of equity securities and as such, the Company has deferred the $1,000 thousand to be offset against future equity offering proceeds. The deferred costs are included within Other Assets on the consolidated balance sheet as of September 30, 2022 and December 31, 2021, as no such equity offering has been made. The deferred costs will be offset to equity when purchases are made on the Equity Purchase Agreement.

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

The fair value of each option award is estimated on the date of the grant, using the Black-Scholes option-pricing model and the assumptions in the following table:

Nine Months Ended September 30,
2022
Stock options granted	282,947
Fair value of stock options	$1.26 - $3.95
Expected volatility	91.8% - 101%
Dividend yield	-
Expected term	5 - 15
Risk-free interest rate	1.58% - 3.44%

On February 18, 2022, the Company granted 57,000 stock options, all of which are vested and have a 5-year term. The options have a strike price of $5.25. The Company also issued 74,000 fully vested shares of common stock as stock-based compensation at $5.25 a share.

On August 8, 2022, the Company granted 176,000 stock options, of which 25% vested on the effective date and the remaining 75% have a 2-year vesting period. The options have a 15-year term and have a strike price of $2.38.

On August 29, 2022, the Company granted 50,000 stock options, all of which are vested and have a 5-year term. The options have a strike price of $1.75.

The following table summarizes stock option activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Fair Value
Outstanding, December 31, 2021	-	$-	-	$-
Granted	282,947	2.85	7.21	2.27
Forfeited	-	-	-	-
Vested	(149,057)	3.27	3.07	2.50
Outstanding, September 30, 2022	133,890	$2.38	8.75	$2.02

The following table is a summary of stock-based compensation expense for the periods:

	Successor	Predecessor
	September 30, 2022	September 30, 2021
Stock-based compensation	$373	$-
Equity-based compensation – other	437	-
Total equity-based compensation expense	$810	$-

15. Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock issued and outstanding during the period. Diluted earnings per share is based on the weighted average number of shares of common stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive securities outstanding during the period. The potentially dilutive securities that would be anti-dilutive due to the Company’s net loss are not included in the calculation of diluted net loss per share.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share for the Successor Period:

	Successor
	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Numerator:
Net (loss) - basic	$(36,035)	$(60,939)
Effect of dilutive securities	-	-
Net loss - diluted	$(36,035)	$(60,939)
Denominator:
Weighted average shares outstanding – basic and diluted	16,536,985	16,747,807
Basic and diluted loss per common share	$(2.18)	$(3.64)

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

	Predecessor
Net income is in thousands	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Angel Founder Units	Series A Units	Series R Units	Angel Founder Units	Series A Units	Series R Units
Numerator:
Net Income allocation	$1,517	$590	$745	$4,741	$1,843	$2,328

Denominator:
Weighted averaged units - basic	110,000	42,761	54,000	110,000	42,761	54,000
Weighted averaged units - diluted	110,000	42,761	54,000	110,000	42,761	54,000

Earnings per unit - basic	$13.79	$13.80	$13.80	$43.10	$43.11	$43.11
Earnings per unit - diluted	$13.79	$13.80	$13.80	$43.10	$43.11	$43.11

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

In addition to the 2020 and 2021 Notes, on June 18; August 26; September 9; September 20; October 1; and November 1, 2021, the Company issued unsecured promissory notes, in the principal amount of $300 thousand, $450 thousand, $180 thousand, $65 thousand, $100 thousand, and $140 thousand, respectively, to the Sponsor evidencing loans in the same amount for a total of $1,235 thousand (the “Promissory Notes” and collectively with the 2020 Note and 2021 Note, the “Sponsor Notes”). The Promissory Notes are non-interest bearing and payable upon the consummation of a Business Combination. During 2021, $595 thousand of cash was paid out of the Company’s operating cash account to fund extensions of the Company to complete the Theraplant Business Combination. These payments were made on behalf of the Sponsor and have therefore reduced the aggregate principal owed to the Sponsors by the same amount.

On November 26, 2021, in connection with the execution of the Term Loan as discussed in Note 8, the Company agreed that none of the Sponsor Notes would be settled in cash.

On January 31, 2022, the Greenrose board of directors and the Lender have approved the final settlement amount of the Sponsor Notes. The aggregate principal amount outstanding on the date of settlement was $2,640 thousand and was settled for 685,000 shares of Greenrose common stock and 1,893,000 private warrants which was determined to approximate the principal amount outstanding.

On February 2, 2022, Greenrose entered into an exchange agreement (the “Exchange Agreement”) with Greenrose Associates LLC, the Company’s sponsor to convert $2,640 thousand in aggregate principal amount of promissory notes and convertible notes into (i) 685,000 shares of common stock of the Company, par value of $0.0001 per share, and (ii) 1,893,000 non-callable private warrants entitling the holder thereof to purchase one share of Common Stock at $11.50 per share for five (5) years from the date of issuance. The Sponsor Notes were non-interest bearing and did not contain a stated maturity date. The non-callable private warrants contained the same terms and conditions as the private warrants issued to the Company’s Sponsor and the Company’s underwriters in connection with its February 11, 2020 initial public offering.

Simultaneously with the entry of the Exchange Agreement, Greenrose issued all 685,000 shares of common stock of the Company to the Sponsor in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended. Upon the issuance of the 685,000 shares of common stock and 1,893,000 warrants of the Company, the Sponsor Notes were cancelled and are no longer outstanding.

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

The discount was amortized over the expected life of the 2020 and 2021 Notes and was fully amortized through interest expense within the Company’s historical statement of operations prior to the Theraplant Business Combination. To calculate the value of the embedded derivative the Company utilized a “with” and “without” approach. In the “with” scenario we valued the convertible promissory notes using a Black-Scholes model as it was determined that on a business combination, a holder would likely convert into private warrants, which were themselves valued using a Black-Scholes model and are considered to be a Level 3 fair value Measurement (see Note 9). In the “without” scenario, the Company valued the repayment of the notional value of the convertible promissory note using a risk-adjusted discounted cash flow model. The 2020 and 2021 Notes had reached maturity with both of the conversion scenarios out of the money and the final settlement would subsequently be adjusted to settled in an agreed upon value within equity or private warrants. As such, the Company has concluded the bifurcated derivative liability had no value as of November 26, 2021 and December 31, 2021 and the final settlement would approximate the 2020 and 2021 carrying amount.

17. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustment to or disclosure in the Company’s Financial Statements.

In October, the company did not make its quarterly interest payment to its Lender.

Related to the above, on October 10, 2022 the Company received a notice of additional default (the “Notice of Additional Default”) from the legal representatives on behalf of DXR Finance, LLC (“DXR Finance”), in reference to the Credit Agreement, by and among the Company, as Borrower.

As previously reported with the filing of the 8-K report on October 4, 2022, the Company received a notice of default (the “Notice of Default”) from the legal representatives on behalf secured lender on October 2, 2022. The secured lender notified the Company that it is considering its rights and remedies pursuant to the loan agreement, and without waiving any rights, remedies, powers, privileges and defenses afforded under the loan.

On October 3, 2022, the board of directors of the Company adopted amended and restated bylaws. The bylaws amendment introduces a process and procedures and imposes certain information requirements on the Company’s stockholders when one or more stockholders seek to call a special meeting of the stockholders or take action by written consent, thereby ensuring these stockholder actions are effected in a lawful, valid and transparent manner by then-holders of the Company’s voting stock.

As previously reported with the filing of the 8-K report on October 13, 2022, on October 12, 2022, the Company, together with its wholly-owned subsidiaries Theraplant, LLC and True Harvest Holdings, Inc. as Guarantors, entered into the Forbearance Agreement with the Lenders party to the Credit Agreement and DXR Finance, LLC as Agent (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement the parties thereto have agreed that that the Lenders and the Agent shall provide a limited forbearance (as set forth in Section 2.02 of the Forbearance Agreement) by terms of which the Lenders and the Agent shall forbear from accelerating the Obligations and otherwise exercising any rights, remedies, powers, privileges and defenses under the Credit Agreement and the other Loan Documents (as defined in the Credit Agreement), for the Forbearance Period (as defined in the Section 2.02 of the Forbearance Agreement) that shall expire on the Forbearance Termination Date (as defined in the Forbearance Agreement) and subject to the terms and conditions thereof, solely as a result of the existence of the Specified Defaults listed in the Forbearance Agreement.

Simultaneously with entering into the Forbearance Agreement, the Company entered into a secured promissory note in the principal amount of U.S.$15,300 thousand with DXR Finance, LLC as the Agent for the benefit of the Lenders under the Forbearance Agreement (the “Promissory Note”), pursuant to the terms of the Closing Date Warrant and the Delayed Draw Warrant (as defined in the Credit Agreement), as amended, restated, amended and restated, supplemented and otherwise modified from time to time prior to the date of the Promissory Note. On each Interest Payment Date (as defined in the Credit Agreement), the Company shall pay to the Agent U.S.$1,913 thousand of the principal amount of the loan. Subject to the acceleration provisions of Section 6 of the Promissory Note, any unpaid principal, fees and accrued and unpaid interest and all other amounts shall be due and payable in full on the date that is two (2) years from the date of the Promissory Note (the “Maturity Date”). The unpaid principal amount of the Promissory Note shall accrue interest daily on the basis of a 360 day year at the LIBO Rate plus sixteen per cent (16.00%) per annum, provided that upon the occurrence and during the continuance of an Event of Default (as defined in the Forbearance Agreement), the outstanding principal amount of this Note and any accrued and unpaid interest and all other overdue amounts shall each bear interest until paid at the stated rate plus two per cent (2.00%) per annum. Interest shall be due and payable in arrears on each Interest Payment Date (as defined in the Credit Agreement). After the Maturity Date (as defined in the Promissory Note and referenced above), interest will continue to accrue on any unpaid principal and shall be due and payable on demand. The LIBO Rate shall not at any time be less than one per cent (1.00%) per annum. The Company may at any time and from time to time prepay any principal amount on the Promissory Note in whole or in part without premium or penalty. Payments and prepayments made by the Company shall be applied first to expenses recoverable under the Promissory Note, then to accrued and unpaid interest and lastly to principal.

On October 9, 2022, in accordance with the bylaws of the Company and Delaware law, the Board of Directors of the Company (the “Board”) expanded the number of directors on the Board from seven (7) to nine (9) and appointed two (2) new directors, Messrs. Jarom Fawson and Tom Lynch to serve on the Board. Simultaneously, the Board also appointed Messrs. Fawson and Lynch to the Special Committee.

As previously reported with the filing of the 8-K report on October 20, 2022, on October 18, 2022, the Company, its Board of Directors and Special Committee, on October 18, 2022, Ducera Securities LLC was engaged, to provide certain financial advisory and investment banking services, if requested, and advice on potential restructuring, sale, and/or other strategic transactions.

On each of October 19, 2022, October 27, 2022 and November 3, 2022 the Company and the other parties to the Forbearance Agreement agreed to extend by one week the Forbearance Period while the Company was actively working with the Lenders under the Credit Agreement (including certain of our related parties) towards a solution or a group of solutions.

As reported with the filing of the 8-K report on November 14, 2022, on November 10, 2022, the Company, together with its wholly-owned subsidiaries, Theraplant LLC and True Harvest Holdings, Inc., entered into the Transaction Support Agreement with the Note Holders (as defined below) and the Lenders (the “Credit Agreement Consenting Lenders”, and collectively with the Note Holders, the “Consenting Lenders”) party to that certain Credit Agreement dated November 26, 2021 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of December 31, 2021, and as further amended by Amendment No. 2 to Credit Agreement (as defined below), the “Credit Agreement”) and DXR Finance, LLC (the “Agent”), in its capacity as Agent under the Credit Agreement (the “Transaction Support Agreement”).

The Transaction Support Agreement contemplates that the Company will pursue either a Qualified Alternative Transaction Proposal (as defined below) or a consensual Foreclosure (as defined below), in each case as described in more detail below. To the extent the Greenrose Entities pursue the Foreclosure, the Foreclosure will provide for, among other things: (i) the continuation of the Theraplant and True Harvest businesses as a going concern; (ii) the assumption of employee liabilities, accounts payable and liabilities under assumed contracts; and (iii) NewCo (as defined below) will be obligated to offer each employee of Theraplant and TH employment at NewCo at (but subject to) closing of the Foreclosure on substantially the same terms as such employees’ existing employment arrangements.

For up to 50 days following entry into the Transaction Support Agreement, with the assistance of their advisors, including Ducera Securities LLC, the Company will use commercially reasonable efforts to market themselves and their assets with the goal of receiving binding transaction proposals for, including but not limited to, a sale, disposition, reorganization, merger, financing or other type of transaction that, among other conditions, satisfies the payment obligations owed by the Company under the Credit Agreement, the DXR Secured Promissory Note (as defined below) and related loan documents (the “Obligations”), or is on such other terms as are acceptable to the Company, the Consenting Lenders and the Agent (such a proposal, a “Qualifying Alternative Transaction Proposal”). If the Company have not received an alternative transaction proposal that reasonably could become a binding Qualifying Alternative Transaction Proposal by not later than 30 days following the entry into the Transaction Support Agreement, then the marketing period shall end and the Company’s obligations under the Transaction Support Agreement with respect to the Foreclosure shall commence from and after the date upon which the Consenting Lenders deliver the Foreclosure Agreement. In the event that the Company receive more than one Qualifying Alternative Transaction Proposal, the Company shall hold an auction to determine the winning proposal.

On November 10, 2022, concurrently with the execution of the Transaction Support Agreement, Company, as Guarantors, entered into an Amendment No. 2 to the Credit Agreement with the Credit Agreement Consenting Lenders and DXR Finance, LLC, as Agent (“Amendment No. 2 to the Credit Agreement”) pursuant to which the Credit Agreement Consenting Lenders agreed to fund an additional $10,000 thousand of loans, with $5,000 thousand to be borrowed immediately on the effective date of the Amendment No. 2 to the Credit Agreement and $5,000 thousand to be borrowed in one or more draws thereafter on or before December 31, 2022. Amendment No. 2 to the Credit Agreement also provided for certain amendments to the Credit Agreement to facilitate the transactions contemplated by the Transaction Support Agreement. In addition, as consideration for the Credit Agreement Lenders’ entry into Amendment No. 2 to Credit Agreement, the make whole period applicable to the loans under the Credit Agreement was extended by three (3) months to the thirty third month anniversary of the original closing date of the Credit Agreement.

If the Company fail to enter into a binding, fully executed Qualifying Alternative Transaction Proposal within the time periods specified in the Transaction Support Agreement, the Consenting Lenders and Agent will effectuate a foreclosure through the formation of a newly-formed company (“NewCo”) that will transmit an offer, in the form of a foreclosure agreement (the “Foreclosure Agreement”), to the Company to accept the Agent’s collateral (which constitutes substantially all assets of the Company and its wholly owned subsidiaries, Theraplant, LLC and True Harvest Holdings, Inc.) (the “Foreclosure”). Upon consummation of the Foreclosure, NewCo will also (i) assume certain liabilities of the Company, including employee liabilities, accounts payable and liabilities under assumed contracts and (ii) agree to fund the Company’s anticipated tax liabilities (collectively, the “NewCo Liabilities”). The consummation of the Foreclosure is subject to conditions set forth in the Transaction Support Agreement, including the provision by the Consenting Lenders of sufficient wind-down funding, receipt of required regulatory approvals and the execution of a mutual release agreement between the Company, on the one hand, and NewCo, the Agent and Consenting Lenders, on the other hand, and new indemnification agreements between NewCo and current officers and directors of the Company.

The Transaction Support Agreement may be automatically terminated upon the occurrence of specified events, including, without limitation, the consummation of the Foreclosure, any material breach of the Transaction Support Agreement that is not cured within ten days of receipt of written notice, or the date that is 90 days from the date on which the Company present the Transaction Support Agreement to the Connecticut Department of Consumer Protection. For a period of 25 days after the entry into the Transaction Support Agreement (the “Limited Diligence Out Period”), the Agent and Consenting Lenders may also terminate the Transaction Support Agreement to the extent that the Company (i) breach their obligation to make certain information available to the Agent and Consenting Lenders in connection with their diligence review of the NewCo Liabilities and fail to cure such breach within either five days’ notice of such breach or by the expiration of the Limited Diligence Out Period or (ii) the Agent or Consenting Lenders discover material NewCo Liabilities which were not previously disclosed by the Company.

On November 10, 2022, concurrently with the execution of the Transaction Support Agreement, the Company, as Guarantors, entered into a forbearance agreement with the Lenders party to the Credit Agreement, the holders (the “Note Holders”) of that certain Secured Promissory Note in an original principal amount of $15,300 thousand dated as of October 12, 2022 (the “DXR Secured Promissory Note”) and DXR Finance, LLC, as Agent (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement the parties thereto agreed that that the Lenders, the Note Holders and the Agent will provide a limited forbearance (as set forth in Section 2.02 of the Forbearance Agreement) by terms of which the Lenders and the Agent will forbear from accelerating the Obligations and otherwise exercising any rights, remedies, powers, privileges and defenses under the Credit Agreement, the DXR Secured Promissory Note and related loan documents as a result of the existence of certain types of Events of Default, for the Forbearance Period (as defined in the Forbearance Agreement) that will expire on the Forbearance Termination Date (as defined in the Forbearance Agreement).

In connection with the Transaction Support Agreement, the Company paid to the Agent for the benefit of the Credit Agreement Lenders party to the Forbearance Agreement a forbearance payment equal to 1.00% of the principal amount of loans outstanding under the Credit Agreement immediately prior to the effectiveness of the Forbearance Agreement, and will pay (subject to the occurrence of certain events as more fully described in the Forbearance Agreement) such additional forbearance payments as provided in the Forbearance Agreement.

The foregoing descriptions of the Transaction Support Agreement, Amendment No. 2 to the Credit Agreement and the Forbearance Agreement do not purport to be complete and are subject to and qualified in their entirety by reference to the complete text of agreements, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 to the Current Report on Form 8-K filed on November 14, 2022, and are incorporated herein by reference.

Although the Company intends to pursue the transactions described herein in accordance with the terms and conditions set forth in the Transaction Support Agreement, there can be no assurance that the Company will be successful in consummating transactions on the terms and conditions set forth in the Transaction Support Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GREENROSE FOR THE THREE AND NINE MONTHS ENDED September 30, 2022 AND 2021.

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

Financial information and unit or share figures, except per-unit or per-share amounts, presented in this MD&A are presented in thousands of US dollars (“$”), unless otherwise indicated. We round amounts in this MD&A to the thousands and calculate all percentages, per-unit, and per-share data from the underlying whole-dollar amounts. Thus, certain amounts may not foot, cross foot, or recalculate based on reported numbers due to rounding. Unless otherwise indicated, all references to years are to our three months ended on September 30.

Overview

The Greenrose Holding Company Inc. is a Delaware incorporated holding company that was formed special purpose acquisition company under the name of Greenrose Acquisition Corp. for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. On November 24, 2021, Greenrose Acquisition Corp., changed name to The Greenrose Holding Company Inc. (“Greenrose”, the “Company”, or “Successor”), and on November 26, 2021, the Company consummated its business combination (the “Theraplant Merger” or “Theraplant Business Combination”) with Theraplant, LLC, a Connecticut limited liability company (“Theraplant” or “Predecessor”), a private operating company.

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

Operational and Regulation Overview

We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis is illegal under United States federal law. Substantially all of our revenue is derived from United States cannabis operations. For information about risks related to United States cannabis operation, See Risk Factors disclosure in our annual Report on Form 10-K filed April 15, 2022, as amended.

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

True Harvest Acquisition

On December 31, 2021, we consummated the business combination with True Harvest (the “True Harvest Business Combination”) and entered into an amendment (“Amendment No. 3”) to the Asset Purchase Agreement. Pursuant to the amended Asset Purchase Agreement, Greenrose paid aggregate consideration of $68,671 thousand at close, consisting of $12,500 thousand in cash, $20,892 thousand in the form of a convertible note, and $14,399 thousand in fair value of shares issued of the Company’s common stock. In addition, Contingent upon True Harvest achieving a certain price point per pound of cannabis flower relative to total flower production within 36 months of the closing of the transaction, the Company will pay additional consideration of up to $35,000 thousand in the form of an earnout, payable in shares of common stock of the Company. The fair value of such contingent consideration was $20,880 thousand and is included in consideration transferred. Up to 1,100,000 shares are contingently returnable to Greenrose if the Greenrose common stock price reaches $12.50 per share for 20 consecutive trading days, and the fair value of such contingently returnable shares has been determined to be $0 as of the date of the transaction.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	Successor	Predecessor	Successor	Predecessor
(in thousands)	2022	2021	2022	2021
Net Income (Loss)	$(36,035)	$2,852	$(60,939)	$8,912
Provision for income taxes	948	262	2,182	812
Interest expense, net	10,113	58	23,642	135
Depreciation & amortization	4,661	209	13,858	617
EBITDA	(20,313)	3,381	(21,257)	10,476
Transaction related fees(a)	-	-	588	294
Change in Fair Value of Financial Instruments(b)	(13,861)	-	(15,025)	-
Fair Value Step-up of Inventory (c)	1,152	-	5,497	-
Goodwill impairment (d)	33,154		33,154
Infrequent events(e)	1,008	-	773	87
Management fees(f)	-	-	-	400
Stock compensation expense (g)	148	-	810	-
Adjusted EBITDA	$1,228	$3,381	$4,540	$11,257

(a)	For the nine months ended September 30, 2022, transaction fees relate to the consulting legal and accounting fees related to the acquisitions of Theraplant and True Harvest and their corresponding contractual filing requirements of a Form S-1 to register shares. For the three and nine months ended September 30, 2021, transaction fees relate to consulting, legal, and accounting fees in preparation for the Theraplant Business Combination.

(b)	Change in Fair Value of Financial Instruments represent the (gain)/loss related to private warrants and other derivative instruments. For the three and nine months ended September 30, 2022, the Company recognized a gain of $13,861 thousand and $15,025 thousand on its financial instruments which resulted primarily from fluctuations in the Company’s stock price.

(c)	Represents the impact to the cost of goods sold due to the fair value step up of inventory from purchase accounting.

(d)	Represents the impairment of Goodwill during the three months ended September 30, 2022.

(e)	For the three months ended September 30, 2022, infrequent events is a result of reclassifying the prior quarter of contingent consideration of $1,045 thousand to change in fair value in financial instruments. For the nine months ended September 30, 2022, infrequent events relates to the $811 thousand loss on note settlement. For the nine months ended September 30, 2021, the $87 thousand is consisted of $29 thousand related to costs related to a fire in a grow room causing repair expenses that had not yet been recovered by insurance, as well as $58 thousand related to lobbyist fees related to Connecticut cannabis regulation proposals.

(f)	Represents management fees associated with management consulting services that were not required to be paid after the closing of the Theraplant Business Combination.

(g)	Represents share based compensation incurred for the nine months ended September 30, 2022 as part of the Company’s equity incentive plan.

Results of Operations

For the three and nine months ended September 30, 2022 and 2021

	For the Three Months Ended				For the Nine Months Ended
		Predecessor	Change			Predecessor	Change
	September 30,	September 30,	Increase/(Decrease)		September 30,	September 30,	Increase/(Decrease)
(in thousands)	2022	2021	$	%	2022	2021	$	%
Revenues, net of discounts	$7,849	$6,236	$1,613	26%	$25,229	$19,956	$5,273	26%
Cost of goods sold	(5,246)	(2,187)	(3,059)	140%	(17,896)	(7,012)	10,884	155%
Gross margin	2,603	4,049	(1,446)	-36%	7,333	12,944	-5,611	-43%
Selling and marketing	(25)	(12)	(13)	108%	(78)	(199)	(121)	-61%
General and administrative	(4,609)	(850)	(3,759)	442%	(12,881)	(2,845)	10,036	353%
Depreciation and amortization	(3,968)	(15)	(3,953)	NM	(11,913)	(41)	11,872	NM
Asset impairment	(33,154)	-	(33,154)	100%	(33,154)	-	33,154	100%
Income (loss) from operations	(39,153)	3,172	(38,887)	NM	(50,693)	9,859	(69,851)	NM
Other income (expense), net	4,066	(58)	4,124	NM	(8,064)	(135)	(7,929)	NM
Provision for income taxes	(948)	(262)	(686)	262%	(2,182)	(812)	(1,370)	169%
Net income (loss)	$(36,035)	$2,852	(38,887)	-1363%	$(60,939)	$8,912	(69,851)	-784%

NM – Not Meaningful

Comparison of the three and nine months ended September 30, 2022 and September 30, 2021

The following discussion represents a comparison of our results of operations for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. In the opinion of management, the unaudited condensed financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

Revenue, net of discounts

For the three months ended September 30, 2022, the Company’s revenue, net of discounts increased $1,613 thousand or 26% compared to the prior year. The increase is primarily a result of the current period including Theraplant and True Harvest comparing to the prior year that included only Theraplant revenue. True Harvest revenue, net of discounts, of $3,041 thousand for the three months ended September 30, 2022, contributed to our revenue growth, which was lower than expected due to productions issues at the facility as a result of construction for the expansion of the facility. Theraplant revenue was $1,428 thousand lower as compared to the prior year. The decrease is a result of a reduction in the medicinal market in Connecticut along with increased competition. The decrease in revenue is also a result of new legislation for adult-use cannabis in Connecticut. With the law, “An Act Concerning Responsible and Equitable Regulation of Adult-Use Cannabis”, passed in June 2021, we believe that prospective consumers who previously obtained a medical card or considered obtaining a medical card decided to purchase cannabis outside of the medical market. This was the result of the decriminalization of cannabis as of July 1, 2021 in Connecticut, which makes possible the forgoing of the cost of a doctor’s visit and a state license registration. Further, the availability of black-market products for the larger new adult (non-medical) market has increased due to illegal events and delivery services, negatively impacting revenues. The new law now allows for adult use of the product in Connecticut.

For the nine months ended September 30, 2022, the Company’s revenue, net of discounts increased $5,273 thousand or 26% compared to the prior year. The increase is primarily a result of the current period including Theraplant and True Harvest comparing to the prior year including only Theraplant revenue. True Harvest revenue, net of discounts, of $10,113 thousand for the nine months ended September 30, 2022, contributed to our revenue growth, which was lower than expected due to productions issues at the facility as a result of construction for the expansion of the facility. Theraplant revenue was $4,840 thousand lower as compared to the prior year. The decrease is a result of a reduction in the medicinal market in Connecticut along with increased competition discussed above with respect to the three months ended September 30, 2022.

Cost of Goods Sold

Cost of goods sold, net for the three months ended September 30, 2022 increased $3,059 thousand or 140% compared to the prior year. The increase is due to purchase accounting considerations in the fair value step up of inventory. The sales of inventory held at fair value at Theraplant resulted in an increase in cost of goods sold of $758 thousand of additional cost due to purchase accounting. Additionally, True Harvest had cost of goods sold for the three months ended September 30, 2022 of $1,758 thousand, including the fair value step up of inventory. The Company also had various increases in cost of goods sold related to bringing additional capacity online, and the Company incurred additional costs related to initial planting and production processes in the new production facility. These start up costs are expected to decrease in the remainder of 2022.

Cost of goods sold, net for the nine months ended September 30, 2022, increased $10,884 thousand or 155% compared to the prior year. The increase is due to purchase accounting considerations in the fair value step up of inventory. The sales of inventory held at fair value at Theraplant resulted in an increase in cost of goods sold of $2,709 thousand of additional cost due to purchase accounting. Theraplant cost of goods sold, excluding the sales of inventory held at fair value, decreased $512 thousand. This decrease is due to the decrease in revenue for the nine months ended September 30, 2022 which decreased similarly. Additionally, True Harvest had cost of goods sold for the nine months ended September 30, 2022 of $8,687 thousand, including the fair value step up of inventory. The Company also had various increases in cost of goods sold related to bringing additional capacity online, and the Company incurred additional costs related to initial planting and production processes in the new production facility. These start up costs are expected to decrease in the remainder of 2022.

Gross Profit

Gross Profit for the three months ended September 30, 2022, decreased $1,446 thousand or 36% compared to the prior year. The decrease is due primarily to purchase accounting considerations in the fair value step up of inventory, causing an increase in cost of goods sold for Theraplant of $1,301 thousand. Further, Theraplant revenue decreased $1,428 thousand for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 offset by the gross profit of True Harvest included within the 2022 results of $1,283 thousand.

Gross Profit for the nine months ended September 30, 2022, decreased $5,611 thousand or 43% compared to the prior year. The decrease is due to purchase accounting considerations in the fair value step up of inventory, causing an increase in cost of goods sold for Theraplant of $2,197 thousand. Additionally, the decrease is due to decreasing Theraplant revenue of $4,840 thousand compared to the prior period while True Harvest had gross profit of $1,426 thousand included within the gross profit for the nine months ended September 30, 2022.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2022, increased $13 thousand or 108% compared to the prior period. This increase was primarily due to more purchases in marketing material.

Selling and marketing expenses for the nine months ended September 30, 2022, decreased $121 thousand or 61% compared to the prior period. This decrease was primarily due to less purchases in marketing material.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022, increased $3,759 thousand or 442% compared to the prior year. This increase is a result of the current period including Theraplant, Greenrose, and True Harvest comparing to the prior period that was inclusive of only Theraplant expenses. This resulted in incremental general and administrative expenses of True Harvest had General and Administrative expenses of $597 thousand and Greenrose had expenses of $3,287 thousand and comparative Theraplant general and administrative expenses remaining consistent year over year.

General and administrative expenses for the nine months ended September 30, 2022, increased $10,036 thousand or 353% compared to the prior year. This increase is a result of the current period including Theraplant, Greenrose, and True Harvest comparing to the prior period that was inclusive of only Theraplant expense which resulted in an increase in general and administrative expenses of $11,055 thousand. Theraplant’s general and administrative expenses decreased approximately $1,036 thousand due primarily to a decrease in professional fees that include consulting and legal fees.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2022, increased $3,953 thousand compared to the prior year. This increase is due to the amortization of the intangible assets for the period beginning December 31, 2021. These intangible assets acquired in connection with the Theraplant Business Combination totaled $107,000 thousand and True Harvest Business Combination totaled $8,000 thousand. The amortization of the acquired intangible assets was $3,950 thousand for the three months ended September 30, 2022.

Depreciation and amortization for the nine months ended September 30, 2022, increased $11,872 thousand compared to the prior year. This increase is due to the amortization of the intangible assets for the period beginning December 31, 2021. These intangible assets acquired in connection with the Theraplant Business Combination totaled $107,000 thousand and True Harvest Business Combination totaled $8,000 thousand. The amortization of the acquired intangible assets was $11,850 thousand for the nine months ended September 30, 2022.

Asset impairment

Asset impairment for the three and nine months ended September 30, 2022, increased by $33,154 thousand compared to the prior year. Specifically, Theraplant incurred a $7,435 thousand goodwill impairment during the three and nine months ended September 30, 2022 and True Harvest incurred a $25,719 thousand goodwill impairment during the three and nine months ended September 30, 2022.

Other income (expense), net

Other income (expense), net, which consists of interest expenses, net, changes in fair value of financial instruments, and gain/losses on settlements of financial instruments, for the three months ended September 30, 2022, increased $4,124 thousand compared to the prior year. As part of our acquisitions, the successor company had total notes payable of $165,116 thousand as of September 30, 2022 compared to the predecessor company of $5,147 thousand of total notes payable resulting in an increase in interest expense of $10,055 thousand. During the three months ended September 30, 2022, we made a correction to our debt for the True Harvest Convertible Note Payable and the Theraplant Deferred Cash causing an increase of interest expense of $829 thousand. This was offset by the change in fair value of our financial instruments totaling $13,504 thousand and loss on settlement of financial instruments of $1,683 thousand.

Other expenses, net, which consists of interest expenses, net, and changes in fair value of financial instruments, for the nine months ended September 30, 2022, increased $7,929 thousand compared to the prior year. As part of our acquisitions, the successor company had total notes payable of $165,116 thousand as of September 30, 2022 compared to the predecessor company of $5,147 thousand of total notes payable resulting in an increase in interest expense of $23,507 thousand. During the nine months ended September 30, 2022, we made a correction to our debt for the True Harvest Convertible Note Payable and the Theraplant Deferred Cash causing an increase of interest expense of $829 thousand. This was offset by the change in fair value of our financial instruments totaling $14,668 thousand and loss on settlement of financial instruments of $1,683 thousand.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2022 was $948 thousand, an increase of $686 thousand or 262%. This is primarily due to Theraplant being an LLC in 2021, while Greenrose Holdings is a C-Corp. The statutory federal tax rate was 21% during both periods. During the three months ended September 30, 2022 and 2021, the Company had operations in two and one U.S. geographic market, respectively. The Company’s quarterly tax provision is calculated under the discrete method which treats the interim period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income due to the early stage of the business.

Provision for income taxes for the nine months ended September 30, 2022 was $2,182 thousand, an increase of $1,370 thousand or 169%. This is primarily due to Theraplant being an LLC in 2021, while Greenrose Holdings is a C-Corp. The statutory federal tax rate was 21% during both periods. During the nine months ended September 30, 2022 and 2021, the Company had operations in two and one U.S. geographic market, respectively. The Company’s quarterly tax provision is calculated under the discrete method which treats the interim period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income due to the early stage of the business.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand and private financing. Our primary requirements for liquidity are to fund our working capital needs, debt service, operating lease obligations, capital expenditures and general corporate needs. Theraplant and True Harvest are generating cash from sales and Theraplant is deploying its capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support its business growth and expansion.

As of September 30, 2022, we maintained a cash and cash equivalents balance of $962 thousand, and $4 thousand of restricted cash with a working capital deficit of $135,638 thousand. The working capital deficit is primarily due to the current portion of the notes payable of $132,317, due to the reclassification of all the debt to short term because of an event of default. Refer to Note 8 in the Notes to the Consolidated Financial Statements for further information on the event of default.

Based on our forecasted expenditures, due to the significant expenses that we have incurred in relation to our acquisitions, and taking into account our cash flow projections, we do not believe we will have sufficient cash on hand or available liquidity to meet our financial obligations through the twelve months from the date of issuance of the consolidated financial statements for the three and nine months ended September 30, 2022. We expect our cash flows to increase over time, but not sufficiently in the short term to pay for the forecasted expenses, without raising additional capital. As a result, substantial doubt exists regarding the going concern assumption on our consolidated financial statements. If we are unable to generate additional revenue and obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Pursuant to the Credit Agreement (as defined in the below section titled “Financing Arrangements”) and the Loan Documents (as defined in the Credit Agreement), which constitute our primary debt obligation incurred for the purpose of funding our Theraplant and True Harvest acquisitions, on October 2, 2022, we received a notice of default and on October 10, 2022 an additional notice of default from our Agent and Lenders. While no acceleration of indebtedness has been invoked by our Lenders as the result of the notice of default and corresponding cross defaults, we are required to classify our long-term obligations as current liabilities because of an occurrence of an event of default, if not timely cured, can cause all amounts outstanding under our Credit Agreement to be declared to be immediately due and payable (which is how our financial statements are presented). The Company has not cured any defaults under the Credit Agreement. If defaults are not cured and if the indebtedness under the Credit Agreement is accelerated, there can be no assurance that we will have sufficient assets to satisfy our obligations. However, on November 10, 2022, the Company, executed the Transaction Support Agreement, Amendment No. 2 to Credit Agreement and Forbearance Agreement with our Lenders and its Agents and has secured thereby $10,000 thousand of loans to, among other things, allow the Company to continue to operate in the ordinary course and make the necessary payments to the Connecticut state regulator for conversion of Theraplant’s license to adult-use recreational (see Note 17 to the Consolidated Financial Statements).

Further, there are other factors which may make financing our operations more difficult, including the cannabis industry we operate in and any other risk factors listed in Item 1A. of Part 2 of our Quarterly Report on Form 10-Q and Item 1A. of Part 1 of our Annual Report. In consideration of our plans, substantial doubt is not alleviated.

The following table presents Greenrose’s cash and outstanding debt as of the dates indicated. Due to an event of default, all debt has been classified as current within the consolidated balance sheet as of September 30, 2022 and December 31, 2021:

Cash Flows

The following table presents the summary cash flow information for the periods indicated:

	For the nine months ended
	September 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(5,786)	$9,848
Net cash used in investing activities	$(1,085)	$(4,799)
Net cash used in financing activities	$(1,220)	$(3,571)
Net increase (decrease) in cash and cash equivalents	$(8,091)	$1,478

Cash Flow from Operating Activities

During the nine months ended September 30, 2022, cash flows used in operating activities were $5,786 thousand. The cash flows used in operating activities resulted from net loss of $60,939 thousand, offset by goodwill impairment of $33,154 thousand, depreciation and amortization of $13,858 thousand and operating assets and liabilities increase of $11,175 thousand. Our $60,939 thousand of net loss was primarily related decreased sales in Connecticut, production issues resulting in lower sales at True Harvest, the goodwill impairment, and our significant interest expense of $23,642 thousand. The net cash used in operating activities was offset by an increase that was primarily driven by the timing of payments to suppliers and vendors, the timing and amount of debt payments, and the timing of other working capital payments, as well as an increase in inventory, and current tax payable, and a decrease in accounts receivable and prepaid expenses and other assets related to prepaid insurance.

During the nine months ended September 30, 2021, cash flows provided by operating activities were $9,848 thousand. The cash flows provided by operating activities resulted from net income of $8,912 thousand as well as an add back for depreciation and amortization of $617 thousand and an increase in operating assets and liabilities of $319 thousand.

Cash Flow from Investing Activities

Net cash used in investing activities was $1,085 thousand for the nine months ended September 30, 2022, a decrease of $3,714 thousand, compared to net cash used in investing activities of $4,799 thousand during fiscal 2021 (Predecessor). The decrease primarily relates the Company’s capital expenditures that decreased to $1,470 thousand for the fiscal 2022 period compared to $4,799 thousand during fiscal 2021 due to the expansion of the Theraplant facility. This decrease is offset by the proceeds on sale of investment during the nine months ended September 30, 2022 of $385 thousand.

Cash Flow from Financing Activities

Net cash used in financing activities was $1,220 thousand for fiscal 2022 period, an increase of $2,351 thousand, compared to net cash used by financing activities of $3,571 thousand during fiscal 2021. The increase of cash used was primarily related to the principal repayments of notes payable of $1,220 thousand compared to the prior year of $51 thousand of principal repayments of notes payable, as well as prior year distributions to members of $7,170 thousand. This was offset by $3,650 thousand of proceeds from notes payable in the prior year.

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

Term Loans

On November 26, 2021, we entered into the “Credit Agreement” with DXR Finance LLC, as Agent, and DXR-GL Holdings I, LLC, DXR-GL Holdings II, LLC, and DXR-GL Holdings III, LLC as Lenders, whereby the Lenders agreed to provide an initial term loan (the “Initial Term Loan”) in an amount equal to $88,000 thousand. The proceeds of the term loan were used to acquire the net assets of Theraplant.

Additionally, the Credit Agreement includes a Delayed Draw Term Loan (the “Delayed Draw Term Loan” and collectively with the Initial Term Loan “the Term Loans”) in amount equal to $17,000 thousand. As detailed in the agreement, the Delayed Draw Term Loan provided funding for the acquisition of True Harvest and related transaction costs.

We are required to make principal payments on the Term Loans of $5,000 thousand on each Installment Date. The Installment Date is the last business day of each March, June, September and December, beginning with the earlier of (i) the second full fiscal quarter following the Trigger Date and (ii) the ninth fiscal quarter following the Closing Date. The Trigger Date is the date of the introduction and implementation (meaning the first day that sales are permitted whether or not the Borrower or its subsidiaries make sales on such date) of the Adult Use Cannabis market in the state of Connecticut.

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

The Term Loans are collateralized by substantially all the assets and liabilities of the Company. The Credit Agreement contains certain affirmative and negative covenants as to operations and the financial condition of the Company. The Company was in compliance with its financial covenants for the period ended September 30, 2022, however, on each of October 2, 2022 and October 10, 2022, the Agent and the Lenders gave the Company Notices of Default citing events of default pursuant to the Credit Agreement and its Loan Documents, but not calling for acceleration of debt. On November 10, 2022, the Company, executed the Transaction Support Agreement, Amendment No. 2 to Credit Agreement and Forbearance Agreement with our Lenders and its Agents. Refer to Note 17 to the Consolidated Financial Statements.

Refer to Note 8 in the Notes to the Consolidated Financial Statements for additional information on the Term Loans.

Warrant Liabilities

In connection with the Initial Term Loan, we entered into Warrant Agreement (the “Warrant Agreement”) with the DXR Holdings to acquire 2,000,000 fully paid and nonassessable shares of our non-voting common stock. The warrants are immediately exercisable and have an exercise price of $0.01 per warrant (i.e., penny warrants). The holder can exercise the right to purchase the common stock in part or in whole at any time or from time to time. The warrants will expire and no longer exercisable on November 25, 2026. The holder of the warrants has the option to exercise the warrants in equity or in cash.

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

In connection with the funding of the Delayed Draw Term Loan, the Company issued another 550,000 warrants with identical terms as the other 2,000,000 warrants as amended by the Warrant Amendment for total Lender warrants of 2,550,000.

We accounted for the warrants as liabilities in accordance with ASC 815-40 and are they are presented within the warrant liabilities within the consolidated balance sheet. The warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of in financial instruments within the consolidated statements of operations.

On September 8, 2022, we received notices of exercise from the holder of our Lender Warrants. Under the terms of the Warrants, the holder elected to exercise the Warrants by making a cash election in return for a cash payment of our common shares based on the floor amount of $6.00 per share. We elected to pay the holder in form of a promissory note, as we determined that the cash payment would result in our liquidity being less than sufficient to enable us to pay our obligations in the ordinary course of business. On October 12, 2022, we issued a secured promissory note (“Secured Promissory Note”) in the amount of $15,300 thousand to the Warrants holders. The Secured Promissory Note matures on October 12, 2024 and principal payments of $1,913 thousand are due quarterly. The Secured Promissory Note bears interest daily on the basis of a 360 day year at the LIBOR rate plus 16% with a minimum LIBOR rate of 1%; provided that upon the occurrence and during the continuance of an Event of Default (as defined in the Forbearance Agreement), the outstanding principal amount of the Secured Promissory Note and any accrued and unpaid interest and all other overdue amounts shall each bear interest until paid at the stated rate plus 2% per annum.

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

Further, as part of the Non-Redemption Agreement, Greenrose and the Investor agreed that Greenrose shall issue and sell to the Investor, and the Investor shall purchase from Greenrose, for the sum of $500,000, an aggregate of 500,000 newly issued shares of Greenrose Common Stock (“Investor Shares”). When issued, these shares are to be subject to a lock-up and will be released based on a contractual calculation each month for six months. Any shares not released within that six-month period shall be forfeited. During the period ended December 31, 2021, the Company released 140,947 shares from lock-up, and as of September 30, 2022 the remaining 359,053 shares were released from lock-up (“Released Shares”).

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

Private Warrant Liabilities

Prior to the Theraplant Business Combination, Greenrose sold 1,980,000 private warrants to Greenrose Associates, LLC (the “Sponsor”) and Imperial Capital, LLC (“Imperial”). Each private warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share.

On January 31, 2022, the Greenrose board of directors and the Lender have approved the final settlement amount of the Sponsor Notes. The aggregate principal amount outstanding on the date of settlement was $2,640 thousand and was settled for 685,000 shares of Greenrose common stock and 1,893,000 private warrants which was determined to approximate the principal amount outstanding.

On February 2, 2022, Greenrose entered into an exchange agreement (the “Exchange Agreement”) with Greenrose Associates LLC, the Company’s sponsor to convert $2,640 thousand in aggregate principal amount of promissory notes and convertible notes into (i) 685,000 shares of common stock of the Company, par value of $0.0001 per share, and (ii) 1,893,000 non-callable private warrants entitling the holder thereof to purchase one share of Common Stock at $11.50 per share for five (5) years from the date of issuance. The Sponsor Notes were non-interest bearing and did not contain a stated maturity date. The non-callable private warrants contained the same terms and conditions as the private warrants issued to the Company’s Sponsor and the Company’s underwriters in connection with its February 11, 2020 initial public offering.

Simultaneously with the entry of the Exchange Agreement, Greenrose issued all 685,000 shares of common stock of the Company to the Sponsor in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended. Upon the issuance of the 685,000 shares of common stock and 1,893,000 warrants of the Company, the Sponsor Notes were cancelled and are no longer outstanding.

The terms and conditions of the conversion of the Sponsor Notes into shares of common stock and Private Warrants of the Company, including the conversion price, were approved at a meeting of a special committee of the independent members of the board of directors of the Company, in which members of the board of directors who were also members of the Sponsor were recused.

The private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On January 1, 2022, we entered into a Cultivation Services Agreement with a vendor to provide certain cultivation and managerial services, in addition to brand licensing. The total monthly fee is comprised of a Management Fee and Grow Room Fee. The Management Fee is $156 thousand per month for operational management and accounting services. The Grow Room Fee is $11 thousand per grow room per month for cultivation expertise. The total monthly fee is not to exceed $200 thousand. As of September 30, 2022, the Company is paying the maximum monthly fee of $200 thousand. The initial term of this agreement is three years and renews yearly thereafter, unless either Party provides the other Party with notice within sixty days of the renewal.

We have entered into an engagement agreement (the “Engagement Agreement”) with SierraConstellation Partners LLC (“SCP”) to provide certain management services to the Company. As part of the engagement, Timothy Bossidy has been appointed as Interim Chief Executive Officer (the “Interim CEO”). Under the terms of the Engagement Agreement, it is expected that Mr. Bossidy will serve the Company in his role until January 2023, unless the Engagement Agreement is terminated sooner or extended pursuant to its terms. Under the terms of the Engagement Agreement, SCP and Mr. Bossidy will perform all duties determined as appropriate by the Board. In exchange for the services rendered under the Engagement Agreement, the Company paid SCP an “evergreen” $60 thousand retainer paid to SCP at the execution of this Agreement (the “Retainer”). The Retainer is to be held by SCP as an advance towards Services and Reimbursable Expenses (as defined in the Engagement Agreement), including the services of Mr. Bossidy in the amount of $24 thousand per week plus certain other SCP capped services charged at an hourly rate of $995 per hour.

We manage and operates a facility located at 4301 W. Buckeye, Phoenix, AZ (the “Facility”) to cultivate and manufacture medical marijuana since the inception of True Harvest, expanding cultivation space within the Facility over time. The Facility is under a ten-year lease since 2017 with a ten-year renewal option.

Related Party Transactions

On February 2, 2022, Greenrose entered into an exchange agreement (the “Exchange Agreement”) with Greenrose Associates LLC, the Company’s sponsor to convert $2,640 thousand in aggregate principal amount of promissory notes and convertible notes into (i) 685,000 shares of common stock of the Company, par value of $0.0001 per share, and (ii) 1,893,000 non-callable private warrants entitling the holder thereof to purchase one share of Common Stock at $11.50 per share for five (5) years from the date of issuance. The Sponsor Notes were non-interest bearing and did not contain a stated maturity date. The non-callable private warrants contained the same terms and conditions as the private warrants issued to the Company’s Sponsor and the Company’s underwriters in connection with its February 11, 2020 initial public offering.

Simultaneously with the entry of the Exchange Agreement, Greenrose issued all 685,000 shares of common stock of the Company to the Sponsor in a private placement exempt from registration pursuant to Rule 506(b) of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended. Upon the issuance of the 685,000 shares of common stock and 1,893,000 warrants of the Company, the Sponsor Notes were cancelled and are no longer outstanding.

There were no Related Party Transactions during the three months ended September 30, 2022.

Recently Issued Accounting Pronouncements

See Note 1 to the consolidated financial statements contained in Part I, Item 1 of our Quarterly Report on Form 10-Q.

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

As of September 30, 2022 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 27, 2022. Shareholder Representative filed in the Connecticut Superior Court an application for Modification of the Temporary Injunction Order, as amended, issued by the Court on September 13, 2022 against the Company. The Court Order in response to the amended complaint filed by the Plaintiff on August 3, 2022. The Amended Complaint, like the Complaint, generally alleges breach of contract, breach of the covenant of good faith and fair dealing, and conversion and included an allegation that the Company made payments of up to an aggregate of $600 thousand to families of certain Greenrose officers and such payments were either excessive or for services or work not performed. The Court Order issued on September 13, 2022, modified the prior order 104.86 and ordered that that the Company, and its officers, employees and agents be thereby restrained from disposing of, or voluntarily encumbering, except in the ordinary course of business, assets received directly or indirectly from TPT Holdings, LLC and/or Leafline Industries, LLC, until further order of the Court. The order does not apply to shares of Leafline LLC. In the Application, the Plaintiff seeks that the Court issue an order restraining and enjoining the Company (1) from encumbering, disposing of or transferring assets, including all assets in Connecticut (including all assets of Theraplant, its wholly owned subsidiary, including Theraplant’s bank accounts, facilities, and products or crops) to anyone other than the Plaintiff pending further order of the Court; (2) from engaging the services of Messrs. Lynch and/or Bossidy, which the Company previously disclosed on a Form 8-K dated and filed with the SEC on September 22, 2022; (3) to take all steps necessary to enable the Plaintiff and the Selling Securityholders to obtain the Greenrose shares of stock due them; and (4) from engaging in any other activity that might affect the operation of Theraplant or the ability of the Plaintiff to enforce any judgment it may obtain in this matter. The Company intends to continue to defend itself vigorously.

On September 26, 2022, Next Step Advisors, LLC, a Nevada limited liability company doing business in Maricopa County, Arizona, M. Sipolt Marketing, LLC, an Arizona limited liability company doing business in Maricopa County, Arizona, Sabertooth Investments, LLC, a Delaware limited liability company doing business in Maricopa County, Arizona, True Harvest, LLC, an Arizona limited liability company doing business in Maricopa County, Arizona (each a “Arizona Plaintiff” and collectively, the “Arizona Plaintiffs”) filed in the Superior Court of the State of Arizona in and for the County of Maricopa a complaint (the “Complaint”) against True Harvest Holdings, Inc. and The Greenrose Holding Company Inc. f/k/a Greenrose Acquisition Corp. (each a “Defendant” and collectively, the “Defendants” (as defined in the Complaint) and, for the purposes of this report, collectively, the “Company”) seeking monetary damages and such other and further relief as the Court might order. The Complaint generally alleges (i) breach of contract with respect to each Plaintiff pursuant to the promissory note between such Plaintiff and the Company, (ii) need for protection of Plaintiffs’ interests in the light of the Company’s financial condition and the Plaintiffs’ belief that the Company is insolvent, and (iii) a need for a receiver over Defendants to protect and preserve Plaintiffs’ interests with respect to Defendants.

On October 3, 2022, the Company removed this action to Arizona federal court. Motions by the Arizona Plaintiffs to remand the action to Arizona state court and dismiss the counterclaims asserted by the Company remain pending, and on November 10, 2022, the Arizona Plaintiffs filed a Motion to Dismiss counterclaims in Arizona federal court. The Arizona Plaintiffs’ Motion claims that Arizona federal court lacks jurisdiction over the dispute and that the matter must be litigated in Arizona state court, and also requested from the same court expedite consideration of this Motion. The Company’s response to the Arizona Plaintiff’s latest Motion filing is due by November 25, 2022. The Company believes it has meritorious counterclaims against the Arizona Plaintiffs as well as meritorious responses to the Arizona Plaintiff’s pending claims. The Company intends to defend itself vigorously.

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At September 30, 2022 (with respect to Successor) and 2021 (with respect to Predecessor), other than described above, there were no further pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no proceedings in which any of the Company’s significant shareholders, officers, or affiliates are an adverse party or have a material interest adverse to the Company’s interest.

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

Such risks and other factors may include, but are not limited to:

Risks Related to Credit Arrangements and Events of Default.

As described in Event of Default, on October 2, 2022, we received a notice of default, and on October 10, 2022, an additional notice of default (“Notice of Default”) from our Lenders under the Credit Agreement. While no acceleration of indebtedness has been invoked by our Lenders pursuant to the Credit Agreement as the result of the receipt of the Notice of Default and the occurrence of the corresponding cross defaults, we are required to classify our long-term obligations as current liabilities.

Upon the occurrence of such an event of default, if not timely cured, all amounts outstanding under our Credit Agreement could be declared to be immediately due and payable. If indebtedness under our Credit Agreement is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The Company has not cured any defaults under the Credit Agreement. The operating and financial restrictions and covenants in our Credit Agreement and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

The Company is actively working with the lender to address the default; however, no assurances can be given as to the success of these actions.

Risk related to the Transaction Support Agreement

As discussed in the Company’s Report on Form 8-K dated November 14, 2022, on November 10, 2022, the Company entered into certain Transaction Support Agreement which contemplates the Company and the Company’s wholly owned subsidiaries to pursue either a Qualified Alternative Transaction Proposal (as defined in the Transaction Support Agreement) or a consensual Foreclosure (as defined in the Transaction Support Agreement).

There are numerous risks related to the transactions contemplated by the Transaction Agreement, including but not limited to:

●	the transactions are subject to a number of conditions outside of our control and therefore is not guarantee that the transactions will be completed on the terms set forth in the Transaction Support Agreement, in the time frame anticipated, or at all;

●	the implementation of the proposed transactions involves significant time and expense, and may also require significant time and attention from our senior management and employees, which could disrupt our current business and adversely affect our result of operations;

●	the transactions may subject us to operational, tax or other risks that we may not have identified or may fail to identify;

●	the Transaction Support Agreement may impact or limit our ability to pursuit other transactions or financing activities, which may have more favorable terms comparing to the proposed transactions contemplated by the Transaction Support Agreement; and

●	if we are unsuccessful in identifying or consummating a Qualified Alternative Transactions Proposal in the timeframe as sets forth in the Transaction Support Agreement, a consensual Foreclosure will occur under the terms of the Transaction Support Agreement.

Although we intend to pursue the transactions contemplated by the Transaction Support Agreement in accordance with the terms and conditions set forth therein, there can be no assurance that we will be successful in consummating transactions on the terms and conditions set forth in the Transaction Support Agreement. Even if we are successful in completing the proposed transactions, we may not realize some or all of the anticipated strategic, financial, operational or other benefits from such transactions. We have incurred, and will continue to incur, costs, expenses and fees for professional services and other transaction costs in connection with the transactions, and these fees and costs are payable by us regardless of whether the transactions are consummated. Any of these factors could have a material effect on our business, financial conditions or result of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 7, 2022, the Company issued an additional 33,783 unregistered common shares to Imperial that were worth $75 thousand. The Company is required to issue $75 thousand worth of stock for each of the next two quarters, and $150 thousand worth of stock each subsequent quarter through maturity of the note in accordance with the agreement with Imperial.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of November 14, 2022

THE GREENROSE HOLDINGS COMPANY INC.

By:	/s/ Timothy Bossidy
Name:	Timothy Bossidy
Title:	Interim Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy Bossidy	Interim Chief Executive Officer	November 14, 2022
Timothy Bossidy	(Principal Executive Officer)

/s/ Bernard Wang	Chief Financial Officer	November 14, 2022
Bernard Wang	(Principal Financial and Accounting Officer)